Form 10-K/A
period 2020-12-31
PROPTECH INVESTMENT CORP. II
filed 2021-05-24
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

  (Mark One)

  ☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to PropTech Investment Corporation II unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of PropTech Investment Corporation II for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 23, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 8, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, by the management of the Company and the Audit Committee of the Board of Directors of the Company, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Board of Directors of the Company, in consultation with its management, concluded that, after consideration of the SEC Staff statement, its previously issued financial statements for the period from August 6, 2020 (inception) through December 31, 2020 (the “Affected Period”), because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”), and should no longer be relied upon after consideration of the SEC Staff Statement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 8, 2020, in light of the SEC Staff’s Statement. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, of the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In connection with the restatement, management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company's management has concluded that in light of the misclassification described above, a material weakness exists in the Company's internal control over financial reporting and that the Company's disclosure controls and procedures were not effective. For a discussion of management's consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatements:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the trust account not being subject to claims of third parties;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management; and

●	risks and uncertainties related to the financial services, commercial real estate services, financial technology, healthcare, software and technology industries.

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

v

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

As PropTech businesses grow, we believe that they will require access to the public markets to access capital for growth. Historically, companies have accessed public markets through initial public offerings, or IPOs. However, the number of IPOs in recent years has diminished. An average of 159 technology companies went public each year during the 1990s, according to the research firm Deal Logic. However, since 2010, the average number of IPOs has plummeted to only 35 per year, a 78% decrease. Generally, IPO slots are relatively available to companies that are larger and older and relatively unavailable to smaller companies. Further, the current IPO market has predominantly backed much larger companies. For example, the median market capitalization of a venture-backed IPO soared from about $660 million in 2012 to over $1.5 billion in 2018. Today, the few available IPO slots are limited to companies that are larger. Finally, we believe there is general discontent among founders, management and stockholders of the traditional IPO process, due to the time and resource commitment and uncertain IPO outcome.

Limited and uncertain IPO windows create a dilemma for founders, management and stockholders of many high quality, established and scalable PropTech companies. These companies require access to public markets and capital to grow, but can currently only access private capital, which is typically expensive, complex and staged. The only viable exit route for these PropTech companies is a strategic sale, which can be an unattractive option for founders and management who desire to maintain some level of control over their businesses. Ultimately, we believe this disparity creates a long-term opportunity to unlock shareholder value through a business combination. We target high quality established and growing PropTech businesses that have a valuation greater than $500 million but are below the size where the traditional IPO could be an option. Additionally, it provides a persuasive argument for such companies to merge with us, as we believe we offer an attractive alternative to the limited private growth options available to these companies. Our strategy is to identify, evaluate, invest and, after our initial business combination, continue to grow, a compelling PropTech business.

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

●	Real Estate Technology. We are seeking to invest in one or more businesses with a focus on PropTech, a domain in which we have a substantial track record, deep experience, and pattern recognition knowledge. Our management team and advisors’ multifaceted expertise in assessing a target’s applicability to real estate are key in evaluating investment candidates.

●	Target Business Size. We are seeking to invest in one or more established businesses with an aggregate enterprise value greater than $500 million, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. This segment is where we believe we have a superior and proprietary network to identify the greatest number of attractive opportunities.

●	Compelling Growth. We are seeking to invest in one or more businesses with a compelling growth story, that includes defensible organic growth drivers as well as strategic opportunities that require growth capital, such as expansion into new business verticals and mergers and acquisitions. We are seeking to invest in one or more businesses that have a demonstrated ability to successfully execute on mergers and acquisitions in the past.

●	Proven Unit Economics and Established Companies. We are seeking to invest in one or more businesses that have generated attractive unit economics at scale. We are focusing on one or more businesses that have established and growing revenue streams. We do not intend to invest in startup companies, companies with speculative business plans, or companies that are excessively leveraged.

●	Competitive Position. We intend to invest in one or more businesses that have a leading, growing or unique niche market position in their respective sectors. We analyze the strengths and weaknesses of target businesses relative to their competitors. We are seeking to invest in one or more businesses that demonstrate advantages when compared to their competitors, including capable management team, defensible proprietary technology, strong adoption rates, and relevant domain expertise.

●	Capable Management Team. We are seeking to invest in one or more businesses that have experienced management teams or those that provide a platform for us to assemble an effective and capable management team. We are focusing on management teams with a proven track record of driving revenue growth and creating value for their stockholders. We are focusing on management teams which have implemented robust financial systems and controls.

●	Benefit from Being a Public Company. We intend to invest in one or more businesses that will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate shareholder value creation.

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

Financial Position

With funds available for an initial business combination initially in the amount of $230,007,668, as of December 31, 2020, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  We have access to up to approximately $1,834,812 held outside of the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination.

●	The increase in the number of special purpose acquisition companies may result in fewer attractive targets being available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

●	Real estate industry may be adversely effected by rising interest rates in the future; and

●	Any properties that we may have an interest in may be destroyed in a natural disaster, which may not be fully covered by insurance.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 3, 2020.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period from August 6, 2020 (inception) through December 31, 2020 (the “Restatement”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 7,666,667 Public Warrants and 4,833,333 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. Potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “PTICU,” “PTIC” and “PTICW,” respectively. Our units commenced public trading on December 4, 2020, and our Class A common stock and warrants commenced separate public trading on January 13, 2021.

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

We are restating our audited financial statements as of December 31, 2020, and for the period from August 6, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 8, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Board of Directors of the Company, in consultation with its management, concluded that, after consideration of the SEC Staff Statement, its previously issued financial statements for the period from August 6, 2020 (inception) through December 31, 2020, (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on December 8, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures and internal controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for the Applicable Period was not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 1.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 6, 2020 (inception) through December 31, 2020, we had a net loss of approximately $4.2 million which consisted of an approximately $3.5 million loss from change in fair value of derivative warrant liabilities, financing costs of approximately $0.6 million, approximately $46,000 in general and administrative expenses, related party administrative fees of approximately $11,000, and approximately $81,000 in franchise tax expense, partially offset by income from our investments held in the trust account of approximately $8,000.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we reclassified our Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from August 6, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $3.5 million. We also recognized a charge of $0.6 million for the amount of offering costs ascribed to the derivative warrant liabilities that was offset by an increase in additional paid-in capital.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,933,518 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,666,667 warrants to purchase Class A common stock to investors in our initial public offering and issued 4,833,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Reference is made to Pages F-1 through F-17 comprising a portion of this Amendment No. 1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 8, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements (As Restated)

(2)	Financial Statements Schedule

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 3, 2020 by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (Incorporated by reference to Exhibit 1.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

3.2	Bylaws. (Incorporated by reference to Exhibit 3.3. of the registrant’s Form S-1 filed with the SEC on October 14, 2020)

4.1	Warrant Agreement, dated December 3, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

4.2***	Description of Securities.

10.1	Letter Agreement, dated December 3, 2020, by and among the Company, its officers, its directors and the Sponsor. (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.2	Investment Management Trust Agreement, dated December 3, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.3	Registration Rights Agreement, dated December 3, 2020, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.4	Securities Subscription Agreement, dated August 6, 2020, between the Registrant and HC PropTech Partners II LLC. (Incorporated by reference to Exhibit 10.5 of the registrant’s Form S-1 filed with the SEC on October 14, 2020).

10.5	Private Placement Warrants Purchase Agreement, dated December 3, 2020, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.6	Form of Indemnity Agreement. (Incorporated by reference to Exhibit 10.7 of the registrant’s Form S-1/A filed with the SEC on October 22, 2020).

10.7	Administrative Support Agreement, dated December 3, 2020, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

** Furnished herewith

 *** Previously filed

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the staff of the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 21, 2021

PropTech Investment Corporation II

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,834,812
Prepaid expenses	333,031
Total current assets	2,167,843
Investments held in Trust Account	230,007,668
Total assets	$232,175,511

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,865
Accrued expenses	82,196
Franchise tax payable	80,598
Total current liabilities	173,659
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	19,616,670
Total liabilities	27,840,329

Commitments and Contingencies

Class A common stock, $0.0001 par value; 19,933,518 shares subject to possible redemption at $10.00 per share	199,335,180

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,066,482 shares issued and outstanding (excluding 19,933,518 shares subject to possible redemption)	307
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	9,177,818
Accumulated deficit	(4,178,698)
Total stockholders' equity	5,000,002
Total Liabilities and Stockholders' Equity	$232,175,511

The accompanying notes are an integral part of these financial statements.

PropTech Investment Corporation II

STATEMENT OF OPERATIONS

As Restated - See Note 2

For The Period From August 6, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$45,819
Administrative expenses - related party	11,129
Franchise tax expenses	80,598
Loss from operations	(137,546)
Other income (expenses)
Increase in fair value of derivative warrant liabilities	(3,471,670)
Financing costs related to derivative warrant liabilities	(577,150)
Net gain from investments held in Trust Account	7,668
Net loss	$(4,178,698)

Weighted average shares outstanding of Class A common stock	23,000,000
Basic and diluted net income per share of Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	5,141,732
Basic and diluted net loss per share of Class B common stock	$(0.81)

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

As Restated - See Note 2

For The Period From August 6, 2020 (Inception) Through December 31, 2020

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock	-	-	5,750,000	575	24,425	-	25,000
Sale of units in initial public offering, less fair value of public warrants	23,000,000	2,300	-	-	220,184,370	-	220,186,670
Offering costs, gross	-	-	-	-	(12,616,120)	-	(12,616,120)
Excess of cash received over fair value of private placement warrants	-	-	-	-	918,330	-	918,330
Common stock subject to possible redemption	(19,933,518)	(1,993)	-	-	(199,333,187)	-	(199,335,180)
Net loss	-	-	-	-	-	(4,178,698)	(4,178,698)
Balance - December 31, 2020	3,066,482	$307	5,750,000	$575	$9,177,818	$(4,178,698)	$5,000,002

The accompanying notes are an integral part of these financial statements.

PropTech Investment Corporation II

STATEMENT OF CASH FLOWS

As Restated - See Note 2

For The Period From August 6, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,178,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(7,668)
Increase in fair value of derivative warrant liabilities	3,471,670
Financing costs related to derivative warrant liabilities	577,150
Changes in operating assets and liabilities:
Prepaid expenses	(333,031)
Accounts payable	10,865
Accrued expenses	3,696
Franchise tax payable	80,598
Net cash used in operating activities	(375,418)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	163,000
Repayment of note payable to related party	(163,000)
Proceeds received from initial public offering	230,000,000
Proceeds received from private placement	7,250,000
Offering costs paid	(5,064,770)
Net cash provided by financing activities	232,210,230

Net increase in cash	1,834,812

Cash - beginning of the period	-
Cash - end of the period	$1,834,812

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$78,500
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of Class A common stock subject to possible redemption	$202,852,290
Change in initial value of Class A common stock subject to possible redemption	$(3,517,110)

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

The Company’s sponsor is HC PropTech Partners II LLC, a Delaware limited liability company controlled by certain of the Company’s officers, directors and advisors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 3, 2020. On December 8, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, inclusive of approximately $8.1 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,833,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.3 million (Note 5).

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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company’s Sponsor agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from August 6, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Amendment No. 1 to Annual Report on Form 10-K (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $163,000 under the Note (as defined in Note 5). The Company repaid the Note in full on December 8, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account.

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

Note 2 —Restatement of Previously Issued Financial Statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 8, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation by the management of the Company and the Company’s Audit Committee of the Board of Directors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 8, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$232,175,511	$-	$232,175,511
Liabilities and stockholders’ equity
Total current liabilities	$173,659	$-	$173,659
Deferred legal fees	-		-
Deferred underwriting commissions	8,050,000	-	8,050,000
Derivative warrant liabilities	-	19,616,670	19,616,670
Total liabilities	8,223,659	19,616,670	27,840,329
Class A common stock, $0.0001 par value; shares subject to possible redemption	218,951,850	(19,616,670)	199,335,180
Stockholders’ equity
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	110	197	307
Class B common stock - $0.0001 par value	575	-	575
Additional paid-in-capital	5,129,195	4,048,623	9,177,818
Accumulated deficit	(129,878)	(4,048,820)	(4,178,698)
Total stockholders’ equity	5,000,002	-	5,000,002
Total liabilities and stockholders’ equity	$232,175,511	$-	$232,175,511

	Period From August 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(137,546)	$-	$(137,546)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(3,471,670)	(3,471,670)
Financing costs - derivative warrant liabilities	-	(577,150)	(577,150)
Net gain from investments held in Trust Account	7,668	-	7,668
Total other (expense) income	7,668	(4,048,820)	(4,041,152)
Net loss	$(129,878)	$(4,048,820)	$(4,178,698)

Basic and Diluted weighted-average Class A common stock outstanding	23,000,000	-	23,000,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common stock outstanding	5,141,732	-	5,141,732
Basic and Diluted net loss per Class B share	$(0.03)	$(0.78)	$(0.81)

	Period From August 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(129,878)	$(4,048,820)	$(4,178,698)
Adjustment to reconcile net loss to net cash used in operating activities	(7,668)	4,048,820	4,041,152
Net cash used in operating activities	(375,418)	-	(375,418)
Net cash used in investing activities	(230,000,000)	-	(230,000,000)
Net cash provided by financing activities	232,210,230	-	232,210,230
Net change in cash	$1,834,812	$-	$1,834,812

In addition, the impact to the balance sheet dated December 8, 2020, filed on Form 8-K on December 14, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $16.1 million increase to the derivative warrant liabilities line item at December 8, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

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

As of December 31, 2020, the carrying values of prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of investments held in the Trust Account is determined using quoted prices in active markets. The fair value of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, and underwriting fees, and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing cost related to derivative warrant liabilities in the statement of operations and $12.6 million is included in stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,933,518 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes which resulted in $0 for the period from August 6, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $4.2 million, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 7,666,667 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,833,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

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

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

Note 7 — Derivative Warrant Liabilities

As of December 31, 2020, the Company had 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are, and the common shares issuable upon the exercise of the Private Placement Warrants are not, be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. See Note 9 for additional information regarding the valuation of derivative warrant liabilities.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 19,933,518 shares were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Bills	$230,007,668	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$11,883,330
Derivative warrant liabilities - Private Warrants	$-	$-	$7,733,330

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy in during the period from September 11, 2020 (inception) through December 31, 2020. There were no transfers between levels for the period from August 6, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently been measured at fair value using a Monte Carlo simulation model at each measurement date. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $3.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 8, 2020	As of December 31, 2020
Volatility	21.0%	21.0%
Stock price	$9.58	$10.12
Expected life of the options to convert	6.00	6.00
Risk-free rate	0.52%	0.51%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from August 6, 2020 (inception) through December 31, 2020 is summarized as follows:

Change in FV of warrant liablilities

	Public Warrants	Private Warrants
Derivative warrant liabilities at August 6, 2020 (inception)	$-	$-
Issuance of Public and Private Warrants	6,331,670	9,813,330
Change in fair value of derivative warrant liabilities	1,401,667	2,070,000
Derivative warrant liabilities at December 31, 2020	$7,733,337	$11,883,330

Note 10 — Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from August 6, 2020 (inception) through December 31, 2020 is as follows:

Statutory Federal income tax rate	21.0%
Financing costs	(2.9)%
Change in fair value of warrant liabilities	(17.4)%
Change in valuation Allowance	(0.7)%
Effective Tax Rate	0.0%

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

Note 11 — Subsequent Events

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

May 24, 2021

By:	/s/ Mr. Joseph Beck
	Name:	M. Joseph Beck
	Title:	Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

May 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Thomas D. Hennessy	Chairman of the Board, Co-Chief Executive Officer and President (Co-Principal Executive Officer)	May 24, 2021
Thomas D. Hennessy

/s/ M. Joseph Beck	Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 24, 2021
M. Joseph Beck

/s/ Jack Leeney	Director	May 24, 2021
Jack Leeney

/s/ Courtney Robinson	Director	May 24, 2021
Courtney Robinson

/s/ Margaret Whelan	Director	May 24, 2021
Margaret Whelan

/s/ Gloria Fu	Director	May 24, 2021
Gloria Fu

/s/ Adam Blake	Director	May 24, 2021
Adam Blake