Form 10-Q
period 2021-06-30
PROPTECH INVESTMENT CORP. II
filed 2021-08-11
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

As of August 11, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPTECH INVESTMENT CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROPTECH INVESTMENT CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,308,696	$1,834,812
Prepaid expenses	264,181	333,031
Total current assets	1,572,877	2,167,843
Investments held in Trust Account	230,004,127	230,007,668
Total Assets	$231,577,004	$232,175,511

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,001	$10,865
Accrued expenses	70,000	82,196
Franchise tax payable	50,000	80,598
Total current liabilities	123,001	173,659
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	12,899,170	19,616,670
Total Liabilities	21,072,171	27,840,329

Commitments and Contingencies

Class A common stock, $0.0001 par value; 20,550,478 and 19,933,518 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	205,504,830	199,335,180

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,449,522 and 3,066,482 shares issued and outstanding (excluding 20,550,478 and 19,933,518 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	245	307
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	3,008,230	9,177,818
Retained earnings (accumulated deficit)	1,990,953	(4,178,698)
Total Stockholders’ Equity	5,000,003	5,000,002
Total Liabilities and Stockholders’ Equity	$231,577,004	$232,175,511

The accompanying notes are an integral part of these condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$253,428	$395,731
Administrative expenses - related party	45,000	90,000
Franchise tax expenses	32,300	82,676
Loss from operations	(330,728)	(568,407)
Other income (expenses)
(Increase) decrease in fair value of derivative warrant liabilities	(2,399,170)	6,717,500
Net gain from investments held in Trust Account	7,682	20,558
Net (loss) income	$(2,722,216)	$6,169,651

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$-	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.47)	$1.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional	(Accumulated Deficit)	Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2020	3,066,482	$307	5,750,000	$575	$9,177,818	$(4,178,698)	$5,000,002
Increase in Class A Common stock subject to possible redemption	(616,960)	(62)	-	-	(6,169,588)	-	(6,169,650)
Net income	-	-	-	-	-	6,169,651	6,169,651
Balance - June 30, 2021 (Unaudited)	2,449,522	$245	5,750,000	$575	$3,008,230	$1,990,953	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,169,651
Adjustments to reconcile net income to net cash used in operating activities:
Decrease in fair value of derivative warrant liabilities	(6,717,500)
Net gain from investments held in Trust Account	(20,558)
Changes in operating assets and liabilities:
Prepaid expenses	68,850
Accounts payable	(7,864)
Accrued expenses	(12,196)
Franchise tax payable	(30,598)
Net cash used in operating activities	(550,215)

Cash Flows from Investing Activities:
Transfer in from Trust Account	24,099
Net cash provided by investing activities	24,099

Net change in cash	(526,116)

Cash - beginning of the period	1,834,812
Cash - end of the period	$1,308,696

Supplemental disclosure of non-cash financing activities:
Increase in Class A common stock subject to possible redemption	$6,169,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from August 6, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income on investments from the proceeds derived from the Initial Public Offering.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in cash, and working capital of approximately $1.5 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and any cash held in the Trust Account. As of June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and were presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,550,478 and 19,933,518 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $115,000 and $27,000, respectively, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net (loss) income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the three and six months ended June 30, 2021, by the weighted average number of Class A common stock outstanding for the period. Net (loss) income per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net income of approximately $6.2 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the periods.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$7,682	$20,558
Income and Franchise Tax	(7,682)	(20,558)
Net Income (Loss)	$-	$-
Denominator: Weighted Average Redeemable Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000
Loss/Basic and Diluted Redeemable Common Stock	$-	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Loss
Net Income (Loss)	$(2,722,216)	$6,169,651
Redeemable Net Income (Loss)	-	-
Non-Redeemable Net Income (Loss)	$(2,722,216)	$6,169,651
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,750,000
Income (Loss)/Basic and Diluted Non-Redeemable Common Stock	$(0.47)	$1.07

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note Related Party

On August 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $163,000 under the Note. The Company fully repaid the Note on December 8, 2020. As of March 31, 2021, the Company no longer has access to monies under this Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months and six months ended June 30, 2021, the Company incurred $45,000 and $90,000, respectively, for these services. No amounts were due as of June 30, 2021 and December 31, 2020.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company has 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 20,550,478 and 19,933,518 shares were subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, and therefore classified outside of permanent equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. On August 27, 2020, the Company issued 5,031,250 shares of Class B common stock. On December 3, 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding at June 30, 2021 and December 31, 2020. All shares and associated amounts have been retroactively restated to reflect the stock dividend.

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

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$230,004,127	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$7,896,670	$-	$-
Derivative warrant liabilities - Private	$-	$5,002,500	$-

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$230,007,668	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$11,883,330
Derivative warrant liabilities - Private	$-	$-	$7,733,340

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021. For the three months and six months ended June 30, 2021, the Company recognized a (loss) gain to the statement of operations resulting from an (increase) decrease in the fair value of liabilities of $(2.4) million and $6.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of June 30, 2021
Volatility	21.0%	16.8%
Stock price	$10.12	$9.74
Expected life of the options to convert	6.00	5.33
Risk-free rate	0.51%	0.93%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$19,616,670
Transfer of Public Warrants out of Level 3	(11,883,330)
Transfer of Private Warrants out of Level 3	(7,733,340)
Change in fair value during the six months ended June 30, 2021	$-

The Company transferred $19,616,670 out of of Level 3 in the six months ended June 30, 2021.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income and dividends on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $2.7 million, which consisted of approximately $2.4 million of change in fair value of derivative warrant liabilities, and approximately $253,000 of general and administrative expenses, $45,000 of administrative expenses – related party, and approximately $32,000 of franchise tax expenses, partially offset by approximately $8,000 of net gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $6.2 million, which consisted of approximately $6.7 million of change in fair value of derivative warrant liabilities, and approximately $21,000 of net gain from investments held in Trust Account, partially offset by approximately $396,000 of general and administrative expenses, $90,000 of administrative expenses – related party, and approximately $83,000 of franchise tax expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $1.5 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

In addition, in order to finance transaction costs in connection an intended initial business combination, our sponsor may, but is not obligated to, provide us working capital loans. Up to $1.5 million of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of June 30, 2021, the Company had no working capital loans outstanding.

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

Promissory Note Related Party

On August 6, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due on the earlier of March 31, 2021 or the completion of the Initial Public Offering. We borrowed $163,000 under the Note. We fully repaid the Note on December 8, 2020. As of March 31, 2021, the Company no longer has access to monies under this Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, we had no Working Capital Loans outstanding.

Administrative Support Agreement

We agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to our Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by our Business Combination or our liquidation. For the three and six months ended June 30, 2021, we incurred approximately $45,000 and $90,000, respectively, for these services. No amounts were due as of June 30, 2021 and December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,550,478 and 19,933,518 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officers and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was a change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected our internal control over financial reporting. We remediated the prior material weakness related to our accounting for warrants.

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

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting for instruments that have an equity and liability component. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our controls at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan have been accomplished over time, and we offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPTECH INVESTMENT CORPORATION II

Date: August 11, 2021	By:	/s/ Thomas D. Hennessy
Name: Thomas D. Hennessy
Title: Co-Chief Executive Officer and President (Co-Principal Executive Officer)

	By:	/s/ Joseph Beck
Name: Joseph Beck
Title: Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)