Form 10-Q
period 2021-09-30
PROPTECH INVESTMENT CORP. II
filed 2021-11-12
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPTECH INVESTMENT CORPORATION II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

	PART I. FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from August 6, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and the period from August 6, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and the period from August 6, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROPTECH INVESTMENT CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,140,735	$1,834,812
Prepaid expenses	205,562	333,031
Total current assets	1,346,297	2,167,843
Investments held in Trust Account	230,007,087	230,007,668
Total Assets	$231,353,384	$232,175,511

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,338	$10,865
Accrued expenses	70,000	82,196
Franchise tax payable	50,000	80,598
Total current liabilities	122,338	173,659
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	10,721,670	19,616,670
Total Liabilities	18,894,008	27,840,329

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 and 23,000,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	-	-
Accumulated deficit	(17,541,199)	(25,665,393)
Total Stockholders’ Deficit	(17,540,624)	(25,664,818)
Total Liabilities and Stockholders’ Deficit	$231,353,384	$232,175,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For The Period From August 6, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$164,742	$560,473	$1,712
Administrative expenses - related party	45,000	135,000	-
Franchise tax expenses	16,175	98,851	-
Loss from operations	(225,917)	(794,324)	(1,712)
Other income
Decrease in fair value of derivative warrant liabilities	2,177,500	8,895,000	-
Net gain from investments held in Trust Account	2,960	23,518	-
Net income (loss)	$1,954,543	$8,124,194	$(1,712)

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	4,375,000
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$0.28	$(0.00)
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	4,375,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$0.28	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM AUGUST 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	5,031,250	503	24,497	-	25,000
Net income	-	-	-	-	-	(1,712)	(1,712)
Balance - September 30, 2020 (Unaudited)	-	$-	5,031,250	$503	$24,497	$(1,712)	$23,288

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)
Net income	-	-	-	-	-	8,891,867	8,891,867
Balance – March 31, 2021 (Unaudited)	-	-	5,750,000	575	-	(16,773,526)	(16,772,951)
Net loss	-	-	-	-	-	(2,722,216)	(2,722,216)
Balance – June 30, 2021 (Unaudited)	-	-	5,750,000	575	-	(19,495,742)	(19,495,167)
Net income	-	-	-	-	-	1,954,543	1,954,543
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(17,541,199)	$(17,540,624)

(1)	This number includes up to 656, 250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 3 and 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND

THE PERIOD FROM  AUGUST 6, 2020 (INCEPTION) THROUGH

SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net income (loss)	$8,124,194	$(1,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in fair value of derivative warrant liabilities	(8,895,000)	-
Net gain from investments held in Trust Account	(23,518)	-
Changes in operating assets and liabilities:
Prepaid expenses	127,469	-
Accounts payable	(8,527)	(6,288)
Accrued expenses	(12,196)	-
Franchise tax payable	(30,598)	-
Net cash used in operating activities	(718,176)	(8,000)

Cash Flows from Investing Activities:
Transfer in from Trust Account	24,098	-
Net cash provided by investing activities	24,098	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	148,000
Net cash provided by financing activities	-	173,000

Net change in cash	(694,077)	165,000

Cash - beginning of the period	1,834,812	-
Cash - end of the period	$1,140,735	$165,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from August 6, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income on investments from the proceeds derived from the Initial Public Offering.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.1 million in cash, and working capital of approximately $1.3 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Revision of Previously Issued Financial Statements

In connection with the preparation of the unaudited condensed financial statements as of September 30, 2021, management determined that it should revise its previously reported financial statements. The Company determined that, at the closing of the Initial Public Offering including the exercise of the underwriters’ over-allotment option, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering including the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

This reclassification adjustment resulted in no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$199,335,180	$30,664,820	$230,000,000
Class A common stock	307	(307)	-
Class B common stock	575	-	575
Additional paid-in capital	9,177,818	(9,177,818)	-
Accumulated deficit	(4,178,698)	(21,486,695)	(25,665,393)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(30,664,820)	$(25,664,818)

Note 3—Summary of Significant Accounting Policies

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in in net gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and any cash held in the Trust Account. As of September 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and were presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

The Company issued an aggregate of 7,666,667 warrants for Class A common stock in the Initial Public Offering and upon the underwriters’ exercise of their over-allotment option issued 4,833,333 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 and 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $162,000 and $27,000, respectively, with a full valuation allowance against them.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

In connection with the change in presentation for Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 12,500,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net income, as adjusted	1,563,634	390,909	6,499,355	1,624,839
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per common share	0.07	0.07	0.28	0.28

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

Note 4—Initial Public Offering

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

Note 5—Related Party Transactions

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

Promissory Note Related Party

On August 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $163,000 under the Note. The Company fully repaid the Note on December 8, 2020. As of September 30, 2021, the Company no longer has access to monies under this Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months and nine months ended September 30, 2021, the Company incurred $45,000 and $135,000, respectively, for these services. No amounts were due as of September 30, 2021 and December 31, 2020.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of September 30, 2021 and December 31, 2020, the Company has 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 23,000,000 shares were subject to possible redemption at September 30, 2021 and December 31, 2020 and therefore classified outside of permanent equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. On August 27, 2020, the Company issued 5,031,250 shares of Class B common stock. On December 3, 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding at September 30, 2021 and December 31, 2020.

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

Note 9—Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$230,007,087	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$6,516,670	$-	$-
Derivative warrant liabilities - Private	$-	$-	$4,205,500

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Mutual Funds	$230,007,668	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$-	$-	$11,883,330
Derivative warrant liabilities - Private	$-	$-	$7,733,340

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value in January 2021, when the Public Warrants were separately listed and traded.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021. For the three months and nine months ended September 30, 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of $2.2 million and $8.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company continues to use a Monte Carlo simulation to value the Private Placement Warrants. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of September 30, 2021
Volatility	21.0%	14.0%
Stock price	$10.12	$9.80
Expected life of the options to convert	6.00	5.00
Risk-free rate	0.51%	1.09%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

Level 3 Derivative warrant liabilities at December 31, 2020	$19,616,670
Transfer of Public Warrants out of Level 3	(11,883,330)
Change in value inputs or other assumptions	(3,528,340)
Level 3 Derivative warrant liabilities at September 30, 2021	$4,205,000

The Company transferred $11,883,330 out of Level 3 in the nine months ended September 30, 2021.

Note 10—Subsequent Events

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income and dividends on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $1.9 million, which consisted of approximately $2.1 million of change in fair value of derivative warrant liabilities, and approximately $3,000 of net gain from investments held in the Trust Account, partially offset by approximately $165,000 of general and administrative expenses, $45,000 of administrative expenses – related party, and approximately $16,000 of franchise tax expenses.

For the nine months ended September 30, 2021, we had net income of approximately $8.1 million, which consisted of approximately $8.9 million of change in fair value of derivative warrant liabilities, and approximately $24,000 of net gain from investments held in the Trust Account, partially offset by approximately $794,000 of general and administrative expenses, $135,000 of administrative expenses – related party, and approximately $99,000 of franchise tax expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.1 million in our operating bank account and working capital of approximately $1.3 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

In addition, in order to finance transaction costs in connection an intended initial business combination, our sponsor may, but is not obligated to, provide us working capital loans. Up to $1.5 million of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of September 30, 2021, the Company had no working capital loans outstanding.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the filing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Promissory Note Related Party

On August 6, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due on the earlier of March 31, 2021 or the completion of the Initial Public Offering. We borrowed $163,000 under the Note. We fully repaid the Note on December 8, 2020. As of September 30, 2021, the Company no longer has access to monies under this Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, we had no Working Capital Loans outstanding.

Administrative Support Agreement

We agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to our Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by our Business Combination or our liquidation. For the three and nine months ended September 30, 2021, we incurred approximately $45,000 and $135,000, respectively, for these services. No amounts were due as of September 30, 2021 and December 31, 2020.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included net gain from investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the trust account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 and 23,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

We issued 12,500,000 common stock warrants in connection with our Initial Public Offering (7,666,667) and Private Placement (4,833,333) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021.

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

Our statements of operations includes a presentation of income per common share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per common share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income or loss and franchise taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing the net income or loss, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

PROPTECH INVESTMENT CORPORATION II

Date: November 12, 2021	By:	/s/ Thomas D. Hennessy
		Name:	Thomas D. Hennessy
		Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

	By:	/s/ Joseph Beck
		Name:	Joseph Beck
		Title:	Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)