Form 10-K/A
period 2020-12-31
PROPTECH INVESTMENT CORP. II
filed 2022-01-06
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to PropTech Investment Corporation II unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends Amendment No. 1 to the Annual Report on Form 10-K/A of PropTech Investment Corporation II for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021. The Company previously filed its quarterly report for the quarter ended September 30, 2021 with the SEC on November 12, 2021.

Subsequently, management identified errors made in its historical financial statements where, at the closing of the Company’s initial public offering (“Initial Public Offering”), the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital and Class A common stock. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. These errors impact all filings with the SEC since the Initial Public Offering.

Therefore, on December 6, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the following periods should be restated to report all Public Shares as temporary equity:

●	Balance sheet as of December 8, 2020 (audited) as previously amended and filed on Form 10-K/A, as amended, filed with the SEC on May 24, 2021 (“2020 Form 10-K/A No. 1”);

●	audited financial statements included in the 2020 Form 10-K/A No. 1;

●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021;

●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and

●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021.

The following financial statements are restated in Amendment No. 2:

●	Balance sheet as of December 8, 2020 (audited) as previously amended and filed in the 2020 Form 10-K/A No. 1; and

●	audited financial statements included in the 2020 Form 10-K/A No. 1.

The Company will restate the following financial statements in Amendment No. 1 to Quarterly Report on Form 10-Q/A, to be filed with the SEC on contemporaneously with Amendment No. 2:

●	Unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021;

●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and

●	unaudited condensed interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021.

In connection with the restatements, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective as a result of the errors that lead to the restatements. For more information, see Part II, Item 9A – Controls and Procedures of this Amendment No. 2.

The change in accounting related to the errors did not have any impact on the Company’s cash, investments held in the Company’s trust account, or total cash flows from operations for any of the periods referred to above.

The following items in this Amendment No. 2 have been amended as a result of this restatement:

Except as otherwise expressly stated herein, this Amendment No. 2 does not reflect events occurring after the date of Amendment No. 1 to Form 10-K nor does it modify or update the disclosure contained in Amendment No. 1 to Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 2 should be read in conjunction with Amendment No. 1 to Form 10-K and the Company’s other filings made with the SEC on or subsequent to March 31, 2021.

Our Co-Principal Executive Officers and Principal Financial Officer are providing currently dated certifications in connection with this Amendment No. 2. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

v

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

We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments including for warrants we issued in connection with our initial public offering in December 2020.

Additionally, we re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the Class A common stock. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements, respectively, to classify all Class A common stock subject to possible redemption in temporary equity.

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

In this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 6, 2020 (inception) to December 31, 2020.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on August 27, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

As a result of the foregoing, on December 6, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the period from August 6, 2020 (inception) through December 31, 2020, as previously restated in Amendment No. 1, should be restated and should no longer be relied upon.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures and internal controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for the Applicable Period was not effective with respect to the classification of the Company’s Class A common stock as components of equity instead of as temporary equity. For more information, see Item 9A included in this Amendment No. 2.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Reference is made to Pages F-1 through F-17 comprising a portion of this Amendment No. 2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the co-chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 2, management re-evaluated, with the participation of our co-current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified. Due to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for significant and unusual transactions, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weaknesses that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Annual Report on Form 10-K/A and this Amendment No. 2 do not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 24, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to Amendment No. 1. Subsequently, we identified an error related to the accounting for our Class A common stock subject to possible redemption and an error related to the calculation of earnings per share as described in the Explanatory Not to this Amendment No. 2. The change in accounting related to the errors did not have any impact on the Company’s cash, investments held in trust account, or total cash flows from operations for any of the periods referred to above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the initial restatement of our previously filed financial statements described above were remediated in the second quarter of 2021. The circumstances that led to the restatement of our previously filed Amendment No. 1 to the financial statements described above were remediated in the fourth quarter of 2021. In light of the restatements of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements as well as ensuring that accrued expenses are properly analyzed at each period end. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting matters. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PropTech Investment Corporation II

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PropTech Investment Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PropTech Investment Corporation II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by December 8, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 21, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 6, 2022

PropTech Investment Corporation II

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,834,812
Prepaid expenses	333,031
Total current assets	2,167,843
Investments held in Trust Account	230,007,668
Total assets	$232,175,511

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$10,865
Accrued expenses	82,196
Franchise tax payable	80,598
Total current liabilities	173,659
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	19,616,670
Total liabilities	27,840,329

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; zero non-redeemable shares issued and outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	-
Accumulated deficit	(25,665,393)
Total stockholders’ deficit	(25,664,818)
Total Liabilities and Stockholders’ Deficit	$232,175,511

The accompanying notes are an integral part of these financial statements.

PropTech Investment Corporation II

STATEMENT OF OPERATIONS

As Restated - See Note 2

For The Period From August 6, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$45,819
Administrative expenses - related party	11,129
Franchise tax expenses	80,598
Loss from operations	(137,546)
Other income (expenses)
Increase in fair value of derivative warrant liabilities	(3,471,670)
Financing costs related to derivative warrant liabilities	(577,150)
Net gain from investments held in Trust Account	7,668
Net loss	$(4,178,698)

Weighted average shares outstanding of Class A common stock	4,346,457
Basic and diluted net loss per share of Class A common stock	$(0.44)
Weighted average shares outstanding of Class B common stock	5,141,732
Basic and diluted net loss per share of Class B common stock	$(0.44)

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated - See Note 2

For The Period From August 6, 2020 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	918,330	-	918,330
Accretion of Common stock subject to possible redemption	-	-	-	-	(942,757)	(21,486,695)	(22,429,450)
Net loss	-	-	-	-	-	(4,178,698)	(4,178,698)
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)

The accompanying notes are an integral part of these financial statements.

PropTech Investment Corporation II

STATEMENT OF CASH FLOWS

As Restated - See Note 2

For The Period From August 6, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,178,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(7,668)
Increase in fair value of derivative warrant liabilities	3,471,670
Financing costs related to derivative warrant liabilities	577,150
Changes in operating assets and liabilities:
Prepaid expenses	(333,031)
Accounts payable	10,865
Accrued expenses	3,696
Franchise tax payable	80,598
Net cash used in operating activities	(375,418)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	163,000
Repayment of note payable to related party	(163,000)
Proceeds received from initial public offering	230,000,000
Proceeds received from private placement	7,250,000
Offering costs paid	(5,064,770)
Net cash provided by financing activities	232,210,230

Net increase in cash	1,834,812

Cash - beginning of the period	-
Cash - end of the period	$1,834,812

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$78,500
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of Class A common stock subject to possible redemption	$230,000,000

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period as of December 31, 2020, and the period from August 6, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Amendment No. 2 to Annual Report on Form 10-K (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Class A common stock subject to redemption and earnings per share in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Note 2 —Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021, to classify all Class A common stock subject to possible redemption as temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 14, 2020 (the “Post-IPO Balance Sheet”) and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K/A as filed with the SEC on May 24, 2021 (the “Affected Period”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021. Please see Note 3 and Note 8, which have been updated to reflect the restatement of the financial statements contained in this Annual Report.

Subsequent to our previously issued Form 10-K/A on May 24, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 8, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date

The following tables summarize the effect of the restatement on each financial statement line item as of the dates and for the period indicated:

	As of December 31, 2020
	As Previously Reported And Restated in 10-K/A Amendment No. 1	Restatement Adjustment	As Restated

Balance Sheet
Class A common stock, $0.0001 par value; shares subject to possible redemption	$199,335,180	$30,664,820	$230,000,000
Stockholders’ deficit
Class A common stock - $0.0001 par value	307	(307)	-
Additional paid-in-capital	9,177,818	(9,177,818)	-
Accumulated deficit	(4,178,698)	(21,486,695)	(25,665,393)
Total stockholders’ deficit	$5,000,002	$(30,664,820)	$(25,664,818)

In addition, we restated the Class A common stock shares subject to possible redemption from 19,933,518 shares to 23,000,000 shares.

	As of December 8, 2020
	As Previously Reported And Restated in 10-K/A Amendment No. 1	Restatement Adjustment	As Restated

Balance Sheet
Class A common stock, $0.0001 par value; shares subject to possible redemption	$218,997,290	$11,002,710	$230,000,000
Stockholders’ deficit
Class A common stock - $0.0001 par value	110	(110)	-
Additional paid-in-capital	5,094,255	(5,094,255)	-
Accumulated deficit	(94,932)	(5,908,345)	(6,003,277)
Total stockholders’ deficit	$5,000,008	$(11,002,710)	$(6,002,702)

In addition, we restated the Class A common stock shares subject to possible redemption from 21,899,729 shares to 23,000,000 shares.

	Period From August 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported And Restated in 10-K/A Amendment No. 1	Restatement Adjustment	As Restated

Statement of Operations
Basic and Diluted weighted-average Class A common stock outstanding	23,000,000	(18,653,543)	4,346,457
Basic and Diluted net loss per Class A share	$0.00	(0.44)	$(0.44)
Basic and Diluted weighted-average Class B common stock outstanding	5,141,732	-	5,141,732
Basic and Diluted net loss per Class B share	$(0.81)	$0.37	$(0.44)

	Period From August 6, 2020 (Inception) Through December 31, 2020
	As Previously Reported And Restated in 10-K/A Amendment No. 1	Restatement Adjustment	As Restated

Statement of Cash Flows
Supplemental disclosure of non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	202,852,290	27,147,710	230,000,000
Change in Class A common stock subject to possible redemption	(3,517,110)	3,517,110	-

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	(1,914,225)	(2,264,473)
Denominator:
Basic and diluted weighted average shares outstanding	4,346,457	5,141,732
Basic and diluted net income per common share	(0.44)	(0.44)

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

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 23,000,000 shares were subject to possible redemption at December 31, 2020, and therefore classified outside of permanent equity.

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

Change in FV of warrant liabilities

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as disclosed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPTECH INVESTMENT CORPORATION II

By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

January 6, 2022

By:	/s/ Mr. Joseph Beck
	Name:	M. Joseph Beck
	Title:	Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

January 6, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Thomas D. Hennessy	Chairman of the Board, Co-Chief Executive Officer and President (Co-Principal Executive Officer)	January 6, 2022
Thomas D. Hennessy

/s/ M. Joseph Beck	Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 6, 2022
M. Joseph Beck

/s/ Jack Leeney	Director	January 6, 2022
Jack Leeney

/s/ Courtney Robinson	Director	January 6, 2022
Courtney Robinson

/s/ Margaret Whelan	Director	January 6, 2022
Margaret Whelan

/s/ Gloria Fu	Director	January 6, 2022
Gloria Fu

/s/ Adam Blake	Director	January 6, 2022
Adam Blake