Form 10-Q/A
period 2021-09-30
PROPTECH INVESTMENT CORP. II
filed 2022-01-06
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

PropTech Investment Corporation II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of September 30, 2021 and for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original 10-Q”).

Background of Restatement

On December 6, 2021, the Board of Directors (the “Board”) of the Company, in consultation with management of the Company and upon the recommendation of the Audit Committee of the Board, concluded that it is appropriate to restate the Company’s unaudited quarterly financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021 (the “Q1 Form 10-Q”), and the Company’s unaudited quarterly financial statements as of and for the six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021 (the “Q2 Form 10-Q” and, together with the Q1 Form 10-Q, the “Non-Reliance Financial Statements”). Considering such restatement, the Company concluded that the Non-Reliance Financial Statements should no longer be relied upon. This Amendment includes restatement of the Non-Reliance Financial Statements.

In connection with the preparation of its financial statements as of September 30, 2021, the Company’s management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 8, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the periods affected by the Non-Reliance Financial Statements. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. The Company does not expect these changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

PROPTECH INVESTMENT CORPORATION II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

	PART I. FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from August 6, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and the period from August 6, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and the period from August 6, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

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

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM AUGUST 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	5,031,250	503	24,497	-	25,000
Net income	-	-	-	-	-	(1,712)	(1,712)
Balance - September 30, 2020 (Unaudited)	-	$-	5,031,250	$503	$24,497	$(1,712)	$23,288

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)
Net income	-	-	-	-	-	8,891,867	8,891,867
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	-	(16,773,526)	(16,772,951)
Net loss	-	-	-	-	-	(2,722,216)	(2,722,216)
Balance - June 30, 2021 (Unaudited)	-	-	5,750,000	575	-	(19,495,742)	(19,495,167)
Net income	-	-	-	-	-	1,954,543	1,954,543
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(17,541,199)	$(17,540,624)

(1)	This number includes up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 3 and 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROPTECH INVESTMENT CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND

THE PERIOD FROM  AUGUST 6, 2020 (INCEPTION) THROUGH

SEPTEMBER 30, 2020

	Nine Months Ended September 30, 2021	For The Period From August 6, 2020(Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,124,194	$(1,712)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in fair value of derivative warrant liabilities	(8,895,000)	-
Net gain from investments held in Trust Account	(23,518)	-
Changes in operating assets and liabilities:
Prepaid expenses	127,469	-
Accounts payable	(8,527)	(6,288)
Accrued expenses	(12,196)	-
Franchise tax payable	(30,598)	-
Net cash used in operating activities	(718,176)	(8,000)

Cash Flows from Investing Activities:
Transfer in from Trust Account	24,098	-
Net cash provided by investing activities	24,098	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	148,000
Net cash provided by financing activities	-	173,000

Net change in cash	(694,077)	165,000

Cash - beginning of the period	1,834,812	-
Cash - end of the period	$1,140,735	$165,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on January 6, 2022.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Restatement of Previously Issued Financial Statements

In connection with the preparation of the unaudited condensed financial statements as of September 30, 2021, management determined that it should restate its previously reported financial statements. The Company determined that, at the closing of the Initial Public Offering including the exercise of the underwriters’ over-allotment option, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering including the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Subsequent to the Company’s filing of Amendment No. 1 to the Annual Report on Form 10-K/A on May 24, 2021 and the Company’s filing of Form 10-Q on November 12, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 8, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 8, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

 BALANCE SHEETS

	March 31, 2021	June 30, 2021
	Unaudited	Unaudited
Class A common stock subject to possible redemption
As Previously Reported	$208,227,040	$205,504,830
Adjustment	$21,772,960	$24,495,170
As Restated	$230,000,000	$230,000,000
Class A common stock
As Previously Reported	$218	$245
Adjustment	$(218)	$(245)
As Restated	$-	$-
Additional paid-in capital
As Previously Reported	$286,047	$3,008,230
Adjustment	$(286,047)	$(3,008,230)
As Restated	$-	$-
Retained Earnings (Accumulated deficit)
As Previously Reported	$4,713,169	$1,990,953
Adjustment	$(21,486,695)	$(21,486,695)
As Restated	$(16,773,526)	$(19,495,742)
Total stockholders’ equity (deficit)
As Previously Reported	$5,000,009	$5,000,003
Adjustment	$(21,772,960)	$(24,495,170)
As Restated	$(16,772,951)	$(19,495,167)

In addition, we restated the Class A common stock shares subject to possible redemption from 20,822,704 shares and 20,550,478 shares to 23,000,000 shares and 23,000,000 shares at March 31, 2021 and June 30, 2021, respectively.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2021	June 30, 2021	June 30, 2021
	Unaudited	Unaudited	Unaudited
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption
As Previously Reported	$0.00	$0.00	$0.00
Adjustment	$0.31	$(0.09)	$0.21
As Reported	$0.31	$(0.09)	$0.21
Basic and diluted net income (loss) per share, Class B non-redeemable common stock
As Previously Reported	$1.55	$(0.47)	$1.07
Adjustment	$(1.24)	$0.38	$(0.86)
As Reported	$0.31	$(0.09)	$0.21

STATEMENTS OF CASH FLOWS

	Three Months Ended	Six Months Ended
	March 31, 2021	June 30, 2021
	Unaudited	Unaudited
Change in value of common stock subject to possible redemption
As Previously Reported	$8,891,860	$6,169,650
Adjustment	$(8,891,860)	$(6,169,650)
As Reported	$-	$-

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex features of the Class A common stock, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as set forth below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management determined that the Class A common stock issued in the public offering and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, the earnings per share calculation should have allocated income and losses pro rata between two classes of shares. See Note 2 to the Financial Statements for further information regarding the restatement.

In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K filed with the SEC on May 24, 2021, other than as set forth below.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PROPTECH INVESTMENT CORPORATION II

Date: January 6, 2022	By:	/s/ Thomas D. Hennessy
		Name:	Thomas D. Hennessy
		Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

	By:	/s/ Joseph Beck
		Name:	Joseph Beck
		Title:	Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)