Form 10-K
period 2021-12-31
PROPTECH INVESTMENT CORP. II
filed 2022-03-09
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market, was approximately $224,020,000.

As of March 9, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and outstanding and 5,750,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

PART I

Item 1. Business

Overview and Corporate Information

PropTech Investment Corporation II (“we,” “us, “our,” or the “Company”) is a blank check company, incorporated as a Delaware corporation on August 6, 2020 and formed for the purpose of effecting an initial business combination.

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

Description of Business

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting our initial business combination.

Since our initial public offering, we have concentrated our efforts in identifying high quality businesses that provide technological innovation to the real estate industry, or PropTech. As the largest asset class in the United States, the real estate industry is vast and includes, but is not limited to: (i) commercial real estate such as office buildings, multi-family buildings, retail centers, industrial warehouses, hotels, self-storage facilities, medical office buildings, student housing, senior housing and data centers;(ii) residential real estate such as single family homes and condominiums; and (iii) the construction of real estate such as the materials, machinery, software, and processes used to build commercial and residential real estate assets. Within the real estate industry, we are focused on businesses that provide technology solutions to make the real estate industry more accessible, affordable, autonomous, collaborative, connected, data-driven, digital, dynamic, efficient, experiential, flexible, productive, profitable, smart, transparent, and virtual.

New demand drivers are emerging across all sectors of the real estate industry — traditionally one of the most illiquid, opaque, fragmented and low-tech asset classes in the U.S. economy. These trends are prompting entrepreneurs to create technologies and build companies that digitally transform and disrupt the outdated technology and operating models of real estate. For example, cloud-based software solutions are modernizing the way real estate is operated, particularly in light of increased remote work due to COVID-19; modular technology, pre-fabrication and internet of things, or IoT, are reshaping property design, development, construction, and operations; marketplaces and crowdfunding platforms are expanding real estate ownership and services to a broader and distributed pool of participants; and the proliferation of data is allowing for the application and more efficient pricing of financial technology, or FinTech, solutions to real estate, such as data-driven property management, risk management, investment, and asset management tools.

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

Business Opportunity Overview

Real estate investment represents a significant segment of the U.S. economy. In 2018, the National Association of Real Estate Trusts estimated the total value of commercial real estate in the U.S. to be $16 trillion, and in 2021 Zillow estimated the total value of residential real estate in the U.S. to be $43.4 trillion. According to the Bureau of Labor Statistics, real estate investment comprised the largest non-government share of U.S. GDP, with $3.7 trillion of total spending in 2019, representing 17.5% of U.S. GDP. Despite the massive size of the commercial and residential real estate industries, real estate is tremendously behind the innovation curve. Nearly every industry, other than real estate, has been disrupted by new, innovative technologies, funded by a significant larger relative share of venture capital investment. Real estate, however, has received a relatively small share of venture capital investment. This disparity is particularly pronounced given the significant size of the real estate sector as a percentage of the U.S. economy. We believe this dynamic can be characterized as the real estate “innovation funding gap.”

The way that buildings are constructed, managed, leased, and traded has not changed materially for decades and information technology spending for commercial real estate firms represents just 1.0% of revenues, as compared to 3.0% of revenues across all other industry sectors. We believe traditional real estate owners and operators have not meaningfully invested in innovation, which has led to the innovation funding gap. The next generation of PropTech companies have identified this lack of innovation as an immediate opportunity. This metamorphosis is already underway. According to Unissu, over 8,000 PropTech companies have emerged, and according to CRETech, global investment in PropTech has increased from $33 million in 2010 to $32 billion in 2021, which represented a record year for investment into PropTech and a 233% increase from the $9.6 billion invested into the sector in 2018. We expect venture capital investment into PropTech to accelerate.

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

Competitive Strengths

Experienced SPAC Management Team with Deal Sourcing Network

Our team is led by co-CEOs Thomas D. Hennessy and M. Joseph Beck. With a combined 29 years of real estate experience, Messrs. Hennessy and Beck bring a unique track record, proprietary relationships, and deep expertise that is suited to take advantage of the growing set of investment opportunities in the U.S. PropTech space and to create shareholder value. Mr. Hennessy has served as the Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses that focuses on investing in sustainable and real estate technology, since July 2019. Mr. Hennessy served from 2014 to 2019 as a Portfolio Manager of Abu Dhabi Investment Authority, or ADIA, the world’s largest institutional real estate investor. While at ADIA, Mr. Hennessy was responsible for managing office, residential, and retail assets in the U.S. totaling over $2.1 billion of net asset value or $5.0 billion of gross asset value. Additionally, Mr. Hennessy executed over $900.0 million of equity commitments to U.S. real estate acquisitions, developments, and funds. Mr. Hennessy also conceived and led ADIA’s PropTech initiative and investment mandate, which included extensive due diligence on every major U.S. PropTech venture capital fund as well as meetings with numerous PropTech founders and companies. Mr. Hennessy’s PropTech efforts at ADIA resulted in assembling a global team of investment professionals, creating a network and establishing relationships with the major global PropTech participants and ultimately making a significant investment into PropTech.

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

Each member of our management team also previously served on the management team of PropTech Acquisition Corporation, or PTAC, a special purpose acquisition company which in December 2020 closed an initial business combination with Porch.com, Inc. and is now known as Porch Group, Inc. (NASDAQ: PRCH), or Porch, a leading software and services platform for the home inspection and home service industries that provides ERP and CRM software to inspection, moving and adjacent home services companies, gaining access to a proprietary and reoccurring sales funnel which includes a majority of homebuyers in the U.S. annually. The transaction included a $150,000,000 fully committed common stock private investment at $10.00 per share led by Wellington Management Company, LLP. Mr. Hennessy served as a director of Porch following the closing of its initial business combination until August 2021. We believe our management team’s proven track record of providing access to growth capital via an accelerated public listing supports our investment thesis and strategy, and that potential sellers of target businesses will view our execution capabilities with a vehicle similar to our company as a positive factor in considering whether or not to enter into a business combination with us.

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

In addition to our independent directors, we have a highly accomplished senior advisor, Daniel J. Hennessy, who brings to us significant experience in special purpose acquisition companies, global investment management, public and private equity and debt capital markets. He advises us on public company governance, executive leadership, human capital management, corporate strategy and capital markets. Our senior advisor has served as a director, officer, executive, and partner for publicly-listed and privately-owned companies, private equity firms, and global investment managers. In addition to advising us in the areas of, assessment of key risks and opportunities and due diligence, our senior advisor may also advise us after the completion of our business combination in overseeing our strategy and value creation plan where relevant expertise exists.

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

Each of our officers and directors presently has, and many of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting the technology industry and Jaguar Global Growth Corporation I, a special purpose acquisition company targeting business operating primarily outside of the United States in the PropTech sector. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we will renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Financial Position

With funds available for an initial business combination in the amount of $230,003,947, as of December 31, 2021, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, including 7GC & Co. Holdings Inc. and Jaguar Global Growth Corporation I, if its initial business combination is not consummated. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $947,498 of proceeds held outside the trust account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  We have access to up to approximately $947,498 held outside of the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report will contain financial statements audited and reported on by our independent registered public accountants.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination;

●

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results or may make it more difficult for us to consummate an initial business combination;

●	The increase in the number of special purpose acquisition companies may result in fewer attractive targets being available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination;

●	A material weakness in our internal control over financial reporting;

●	Real estate industry may be adversely effected by rising interest rates in the future; and

●	Any properties that we may have an interest in may be destroyed in a natural disaster, which may not be fully covered by insurance.

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

Holders

On March 1, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

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

None.

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

Item 6. Reserved.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination.  We generate non-operating income in the form of interest income and dividends on investments held in trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

For the year ended December 31, 2021, we had net income of approximately $11.0 million which consisted of an approximately $12.2 million gain from change in fair value of derivative warrant liabilities and income from our investments held in the trust account of approximately $28,000 partially offset by approximately $813,000 in general and administrative expenses, related party administrative fees of $180,000, and approximately $200,000 in franchise tax expense.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.9 million in our operating bank account and working capital of approximately $0.9 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-17 comprising a portion of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the co-chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this report, management re-evaluated, with the participation of our co- chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited financial statement as of December 31, 2020 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our previous filings, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting matters. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Thomas D. Hennessy	37	Chairman of the Board, Co-Chief Executive Officer and President
M. Joseph Beck	36	Co-Chief Executive Officer, Chief Financial Officer and Director
Jack Leeney	37	Director
Courtney Robinson	37	Director
Margaret Whelan	49	Director
Gloria Fu	50	Director
Adam Blake	36	Director

The experience of our directors and executive officers are as follows:

Thomas D. Hennessy has served as our Co-Chief Executive Officer, President and a director since inception. Since March 2021, Mr. Hennessy has served as a director of Jaguar Global Growth Corporation I, a special purpose acquisition company targeting business operating primarily outside of the United States in the PropTech sector. From July 2019 to December 2020, he served as Co-Chief Executive Officer, President and a director of PropTech Acquisition Corporation, or PTAC, a special purpose acquisition company, which in December 2020 closed an initial business combination with Porch.com, Inc. and is now known as Porch Group, Inc. (NASDAQ: PRCH), or Porch, a leading software and services platform for the home inspection and home service industries that provides ERP and CRM software to inspection, moving and adjacent home service companies, gaining access to a proprietary and reoccurring sales funnel which includes a majority of homebuyers in the U.S. annually and has served as a director since July 2019. Mr. Hennessy has served as a Managing Partner of Growth Strategies of Hennessy Capital Group LLC since July 2019. From September 2014 to July 2019, Mr. Hennessy served as a Portfolio Manager of ADIA, the largest global institutional real estate investor, where he was responsible for managing office, residential, and retail assets in the U.S. totaling over $2.1 billion of net asset value or $5.0 billion of gross asset value. While at ADIA, Mr. Hennessy executed over $475 billion of equity commitments to U.S. acquisitions and developments and over $435 million of limited partner equity commitments to opportunistic real estate equity funds, real estate credit funds, and real estate technology venture capital funds. Mr. Hennessy also created and led ADIA’s PropTech investment mandate, which included committing equity to PropTech. From January 2011 to April 2014, Mr. Hennessy served as an associate at Equity International Management LLC, an opportunistic real estate private equity fund founded by Sam Zell, where he evaluated investments and structured equity investments in real estate operating platforms in emerging markets. From September 2009 to January 2011, Mr. Hennessy served as an associate for CERES Real Estate Partners LLC, a private investment management company. From June 2007 to June 2009, Mr. Hennessy served as an analyst in the investment banking division of Credit Suisse, where he focused on mergers and acquisitions for companies in the real estate, gaming, lodging and leisure sectors as well as public and private financings of equity, debt and structured products. He has served as a director of 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting the technology industry, since December 2020. Mr. Hennessy is the son of Daniel J. Hennessy, one of our advisors. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Hennessy is well qualified to serve as director due to his extensive real estate, private equity and PropTech experience.

M. Joseph Beck has served as our Co-Chief Executive Officer, Chief Financial Officer and a director since inception. Since March 2021, Mr. Beck has served as a director of Jaguar Global Growth Corporation I, a special purpose acquisition company targeting business operating primarily outside of the United States in the PropTech sector. From July 2019 to December 2020, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PTAC. Mr. Beck has served as a Managing Partner of Growth Strategies of Hennessy Capital Group LLC since July 2019. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA, where he was responsible for managing office, residential, industrial and retail assets in the U.S. totaling over $2.7 billion of net asset value or $3.6 billion of gross asset value. While at ADIA, Mr. Beck executed over $2.2 billion of equity commitments to U.S. acquisitions and developments and over $400 million of limited partner equity commitments to opportunistic real estate equity funds and real estate credit funds. From July 2008 to August 2012, Mr. Beck served as an analyst in the Investment Banking Division of Goldman, Sachs & Co., where he focused on mergers and acquisitions for companies in the real estate sector as well as public and private financings of equity, debt and structured products. He has served as a director of 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting the technology industry, since December 2020. Mr. Beck holds a B.A. degree from Yale University. Mr. Beck is well qualified to serve as director due to his extensive real estate experience.

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

Advisor

Daniel J. Hennessy is one of our senior advisors and is the Founder and the Managing Member of Hennessy Capital Group LLC, an alternative investment firm founded in 2013 that focuses on investing in sustainable and real estate technology sectors. He currently serves as a senior advisor to 7GC & Co. Holdings Inc. (NASDAQ: VII). Since January 2021, Mr. Hennessy has served as Chairman and CEO of Hennessy Capital Investment Corp. VI, which in September 2021 closed its initial public offering of $300 million. Since October 2020, Mr. Hennessy has served as Chairman and CEO of Hennessy Capital Investment Corp. V., or Hennessy V (NASDAQ: HCIC), which in January 2021 closed its initial public offering of $345 million. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV (NASDAQ: HCAC), which in December 2020 closed its initial business combination with Canoo Holdings Ltd. Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving since August 2018. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, now known as US Ecology, Inc. (NASDAQ: ECOL) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and since February 2017, has served as its Vice Chairman. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he co-founded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is the father of Thomas D. Hennessy, our Chairman of the Board and Co-Chief Executive Officer.

We currently expect our advisor to (i) provide his business insights when we assess potential business combination targets and (ii) upon our request, provide his business insights as we work to create additional value in the businesses that we invest. In this regard, he will fulfill some of the same functions as our board members. However, our advisor has no written advisory, employment or advisory agreement with us. Additionally, except as disclosed under “Principal Stockholders,” our advisor has no other employment or compensation arrangements with us. Moreover, our advisor will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will he have any voting or decision making capacity on our behalf. He will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may invest.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

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

In the table below, percentage ownership is based on 28,750,000 shares of our common stock, consisting of (i) 23,000,000 shares of our Class A common stock and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding as of March 3, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
HC PropTech Partners II LLC(2)(3)	-	-	5,595,000	97.3%
Thomas D. Hennessy(2)(4)	-	-	5,595,000	97.3%
M. Joseph Beck(2)(4)	-	-	5,595,000	97.3%
Jack Leeney(2)	-	-	25,000	*
Courtney Robinson(2)	-	-	25,000	*
Gloria Fu(2)	-	-	25,000	*
Margaret Whelan(2)	-	-	30,000	*
Adam Blake(2)	-	-	25,000	*
Daniel J. Hennessy(2)(4)	-	-	5,595,000	97.3%
All executive officers and directors as a group (7 individuals)(2)	-	-	5,725,000	99.6%
HGC Investment Management Inc.(5)	1,200,000	5.2%	-	-
Aristeia Capital L.L.C.(6)	1,500,000	6.5%	-	-
Magnetar Financial LLC(7)	1,426,495	6.2%	-	-
Polar Asset Management Partners Inc.(8)	1,299,398	5.7%	-	-
Beryl Capital Management LLC(9)	1,593,152	6.9%	-	-
Linden Capital L.P.(10)	1,261,065	5.5%	-	-
Citadel Advisors LLC (11)	1,153,142	5.0%	-	-
Anson Funds Management LP(12)	1,184,276	5.2%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o PropTech Investment Corporation II, 3415 N. Pines Way, Suite 204, Wilson, WY 83014.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. Each of Thomas D. Hennessy, M. Joseph Beck and Daniel J. Hennessy are the managing members of HC PropTech II LLC, the managing member of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Each of these individuals hold a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	Pursuant to a Schedule 13G filed with the SEC on February 14, 2022 by HGC Investment Management Inc. (“HGC”), which serves as the investment manager to HGC Arbitrage Fund LP (the “Fund”). The address for HGC is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

(6)	Pursuant to a Schedule 13G filed with the SEC on February 16, 2021, as amended on February 14, 2022, Aristeia Capital L.L.C. owns 1,490,597 shares of Class A common stock. The business address for Aristeia Capital L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(7)	Pursuant to a Schedule 13G/A with the SEC on January 21, 2022. This statement relates to the units held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”) and Purpose Alternative Credit Fund – T LLC (“Purpose Fund-T”), collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Units held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec N. Litowitz. he manager of Supernova Management is Alec N. Litowitz. As of December 31, 2021, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Alec N. Litowitz held 1,426,495 units. The amount consists of (A) 543,090 units held for the account of Constellation Master Fund; (B) 40,705 units held for the account of Master Fund; and (C) 188,340 units held for the account of Xing He Master Fund; (D) 154,800 units held for the account of Constellation Fund; (E) 202,530 units held for the account of Structured Credit Fund; (F) 84,000 units held of the account of Systematic Master Fund; (G) 104,490 units held for the account of Lake Credit Fund; (H) 64,500 units held for the account of Purpose Fund; and (I) 32,250 units held of the account of Purpose Fund -T. The principal place of business for each of these entities and individuals is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(8)	Pursuant to a Schedule 13G filed with the SEC on February 10, 2021, as amended on February 10, 2022, by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares of the Class A common stock directly held by PMSMF. Polar Asset Management Partners Inc. serves as the investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The principal business address of the Reporting Person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(9)	Pursuant to a Schedule 13G/A filed with the SEC on May 12, 2022 by Beryl Capital Management LLC, which serves as the investment manager to private investment funds and other accounts, and David Witkin. David Witkin is the control person of Beryl Capital Management LLC.

(10)	Pursuant to a Schedule 13G filed by Linden Capital L.P. (“Linden Capital”) with the SEC on December 11, 2020, as amended on February 4, 2021 and January 31, 2022, on behalf of Linden GP LLC (“Linden GP”), Linden Advisors LP (“Linden Advisors”), and Siu Min (Joe) Wong. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,261,065 shares of Class A common stock. This amount consists of 1,183,662 shares of Class A common stock held by Linden Capital and 77,403 shares of Class A common stock held by separately managed accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 1,183,662 shares of Class A common stock held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(11)

Pursuant to a Schedule 13G filed with the SEC on December 18, 2020, as amended on February 16, 2021 and February 14, 2022, by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP, Citadel Securities GP LLC and Kenneth Griffin. Citadel Advisors, CAH and CGP have voting and dispositive power over 1,150,000 shares of Class A common stock. Citadel Securities has voting and dispositive power over 3,142 shares of Class A common stock. Citadel Advisors, Citadel Securities Group LP and Citadel Securities GP LLC have voting and dispositive power over 3,142 shares of Class A common stock. Kenneth Griffin has voting and dispositive power over 1,153,142 shares of Class A common stock.

Citadel Advisors is the portfolio manager for Citadel-Multi-Strategy Equities Master Fund Ltd.. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP and Kenneth Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(12)

Pursuant to a Schedule 13G filed with the SEC on February 11, 2022, on behalf of Anson Funds Management LP (d/b/a Anson Funds), Anson Management GP LLC, Mr. Bruce R. Winson, the principal of Anson Funds Management LP and Anson Management GP LLC, Anson Advisors Inc., Mr. Amin Nathoo, a director of Anson Advisors Inc., and Mr. Moez Kassam, a director of Anson Advisors Inc. Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to a private fund (the “Fund”) and may direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Winson may direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund. Anson Funds Management LP, Anson Management GP LLC, Mr. Winson, Anson Advisors Inc., Mr. Nathoo and Mr. Kassam are the beneficial owners of 1,184,276 shares of Class A common stock held by the Fund. Anson Funds Management LP and Anson Advisors Inc., as the co-investment advisors to the Fund, may direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund. Anson Management GP LLC, as the general partner of Anson Funds Management LP, may direct the vote and disposition of the 1,184,276 shares of shares of Class A common stock held by the Fund. As the principal of Anson Funds Management LP and Anson Management GP LLC, Mr. Winson may direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund. Mr. Nathoo and Mr. Kassam, each as a director of Anson Advisors Inc., may direct the vote and disposition of the 1,184,276 shares of Class A common stock held by the Fund.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In August 2020, our sponsor purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. In September 2020, our sponsor transferred 25,000 founder shares to each of Messrs. Blake and Leeney, Mses. Robinson and Fu, our directors, and Mr. Arnold, one of our former senior advisors, and 30,000 founder shares to Ms. Whelan, one of our directors. In December 2020, we effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in our initial stockholders holding an aggregate of 5,750,000 founder shares. Our officers, directors and a senior advisor then retransferred an aggregate of 22,143 shares back to our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Audit Fees. During the period from August 6, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, we paid Withum approximately $97,780 and $91,740, respectively, for the services it performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audits of our financial statements included in our Form 10-Ks.

Audit-Related Fees. During the period from August 6, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, Withum did not render assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees. During the period from August 6, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, we paid Withum approximately $5,665 and $6,180, respectively for tax compliance services.

All Other Fees. During the period from August 6, 2020 (inception) through December 31, 2020 and the year ended December 31, 2021, there were no fees billed for products and services provided by Withum other than those set forth above.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 3, 2020 by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (Incorporated by reference to Exhibit 1.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

3.2	Bylaws. (Incorporated by reference to Exhibit 3.3. of the registrant’s Form S-1 filed with the SEC on October 14, 2020)

4.1	Warrant Agreement, dated December 3, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (Incorporated by reference to Exhibit 4.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

4.2***	Description of Securities.

10.1	Letter Agreement, dated December 3, 2020, by and among the Company, its officers, its directors and the Sponsor. (Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.2	Investment Management Trust Agreement, dated December 3, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.3	Registration Rights Agreement, dated December 3, 2020, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.4	Securities Subscription Agreement, dated August 6, 2020, between the Registrant and HC PropTech Partners II LLC. (Incorporated by reference to Exhibit 10.5 of the registrant’s Form S-1 filed with the SEC on October 14, 2020).

10.5	Private Placement Warrants Purchase Agreement, dated December 3, 2020, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.5 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

10.6	Form of Indemnity Agreement. (Incorporated by reference to Exhibit 10.7 of the registrant’s Form S-1/A filed with the SEC on October 22, 2020).

10.7	Administrative Support Agreement, dated December 3, 2020, by and between the Company and the Sponsor. (Incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed with the SEC on December 9, 2020).

31.1*	Certification of Co-Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

***	Previously filed

PropTech Investment Corporation II

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

PropTech Investment Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PropTech Investment Corporation II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by December 8, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 9, 2022

PCAOB ID Number 100

PropTech Investment Corporation II

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$947,498	$1,834,812
Prepaid expenses	148,661	333,031
Total current assets	1,096,159	2,167,843
Investments held in Trust Account	230,003,947	230,007,668
Total assets	$231,100,105	$232,175,511

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,329	$10,865
Accrued expenses	127,000	82,196
Franchise tax payable	134,974	80,598
Total current liabilities	267,303	173,659
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	7,423,330	19,616,670
Total liabilities	15,736,633	27,840,329

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; zero non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(14,637,103)	(25,665,393)
Total stockholders’ deficit	(14,636,528)	(25,664,818)
Total Liabilities and Stockholders’ Deficit	$231,100,105	$232,175,511

The accompanying notes are an integral part of these financial statements.

PropTech Investment Corporation II

STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	Period from August 6, 2020 (inception) through December 30, 2020
General and administrative expenses	813,427	$45,819
Administrative expenses - related party	180,000	11,129
Franchise tax expenses	200,000	80,598
Loss from operations	(1,193,427)	(137,546)
Other income (expenses)
Change in fair value of derivative warrant liabilities	12,193,340	(3,471,670)
Financing costs related to derivative warrant liabilities	-	(577,150)
Net gain from investments held in Trust Account	28,377	7,668
Net income (loss)	11,028,290	$(4,178,698)

Weighted average shares outstanding of Class A common stock	23,000,000	4,346,457
Basic and diluted net loss per share of Class A common stock	0.38	$(0.44)
Weighted average shares outstanding of Class B common stock	5,750,00	5,141,732
Basic and diluted net loss per share of Class B common stock	0.38	$(0.44)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Year Ended December 31, 2021 and The Period From August 6, 2020 (Inception) Through
December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)
Net income	-	-	-	-	-	11,028,290	11,028,290
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(14,637,103)	$(14,636,528)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 6, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock	-	-	5,750,000	575	24,425	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	918,330	-	918,330
Accretion of Common stock subject to possible redemption	-	-	-	-	(942,757)	(21,486,695)	(22,429,450)
Net loss	-	-	-	-	-	(4,178,698)	(4,178,698)
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)

The accompanying notes are an integral part of these financial statements.

PropTech Investment Corporation II

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	Period from August 6, 2020 (inception) through December 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$11,028,290	$(4,178,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from investments held in Trust Account	(28,377)	(7,668)
Change in fair value of derivative warrant liabilities	(12,193,340)	3,471,670
Financing costs related to derivative warrant liabilities	-	577,150
Changes in operating assets and liabilities:
Prepaid expenses	184,371	(333,031)
Accounts payable	(9,536)	10,865
Accrued expenses	44,804	3,696
Franchise tax payable	54,376	80,598
Net cash used in operating activities	(919,412)	(375,418)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Transfer in from Trust Account	32,098	-
Net cash provided by (used in) investing activities	32,098	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	163,000
Repayment of note payable to related party	-	(163,000)
Proceeds received from initial public offering	-	230,000,000
Proceeds received from private placement	-	7,250,000
Offering costs paid	-	(5,064,770)
Net cash provided by financing activities	-	232,210,230

Net (decrease) increase in cash	(887,314)	1,834,812

Cash - beginning of the period	1,834,812	-
Cash - end of the period	$947,498	$1,834,812

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$-	$78,500
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000
Initial value of Class A common stock subject to possible redemption	$-	$230,000,000

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period from August 6, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $0.9 million in cash, and working capital of approximately $0.9 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

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

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in the Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

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

As of December 31, 2021, the carrying values of prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of investments held in the Trust Account is determined using quoted prices in active markets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 12,500,000 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net income	8,822,632	2,205,658
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per common share	0.38	0.38

	Year Ended
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	(1,914,225)	(2,264,473)
Denominator:
Basic and diluted weighted average shares outstanding	4,346,457	5,141,732
Basic and diluted net income per common share	(0.44)	(0.44)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that, other than below, any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the year ended December 31, 2021, the Company incurred and paid $180,000 for these services. For the period from August 6, 2020 (inception) through December 31, 2020, the Company incurred and paid approximately $11,000 for these services. No amounts were due as of December 31, 2021 and 2020.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Note 6 — Derivative Warrant Liabilities

As of December 31, 2021 and 2020, the Company had 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are, and the common shares issuable upon the exercise of the Private Placement Warrants are not, be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. See Note 8 for additional information regarding the valuation of derivative warrant liabilities.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 23,000,000 shares were subject to possible redemption at December 31, 2021 and 2020, and therefore classified outside of permanent equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. On August 27, 2020, the Company issued 5,031,250 shares of Class B common stock. On December 3, 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding at December 31, 2021 and 2020. All shares and associated amounts have been retroactively restated to reflect the stock dividend.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$230,003,947	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$4,523,330	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$2,900,000

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$230,007,668	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$-	$-	$11,883,330
Derivative warrant liabilities - Private Warrants	$-	$-	$7,733,330

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The Company transferred the public warrants from Level 3 to Level 1 during the year ended December 31, 2021. There were no transfers between levels for the period from August 6, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021. For the year ended December 31, 2021 and the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from a change in the fair value of liabilities of approximately $12.2 million and $(3.5) million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company continues to use a Monte Carlo simulation to value the Private Placement Warrants. The Company estimates the volatility of its Class A common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Volatility	10.7%	21.0%
Stock price	$9.80	$10.12
Expected life of the options to convert	5.00	6.00
Risk-free rate	1.31%	0.51%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities from inception through the year ended December 31, 2021 is summarized as follows:

	Private Warrants	Public Warrants
Derivative warrant liabilities at August 6, 2020 (inception)	-	-
Issuance of Public and Private Warrants	6,331,670	9,813,330
Change in fair value of derivative warrant liabilities	1,401,667	2,070,000
Derivative warrant liabilities at January 1, 2021	$7,733,337	$11,883,330
Transfer from Level 3	-	(11,883,330)
Change in fair value of derivative warrant liabilities	(4,833,337)	-
Derivative warrant liabilities at December 31, 2021	$2,900,000	$-

Note 9 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	December 31, 2021	December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(226,816)	(27,274)
State	-	-
Valuation allowance	226,816	27,274
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$18,196	$15,315
Start-up/Organization costs	208,620	11,959
Total deferred tax assets	226,816	27,274
Valuation allowance	(226,816)	(27,274)
Deferred tax asset, net of allowance	$-	$-

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the year ended December 31, 2021 and 2020 is as follows:

Statutory Federal income tax rate	21.0%	21.0%
Financing costs	-	(2.9)%
Change in fair value of warrant liabilities	46.3%	(17.4)%
Change in valuation Allowance	(67.3)%	(0.7)%
Effective Tax Rate	0.0%	0.0%

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date financial statements were issued. Other than as disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPTECH INVESTMENT CORPORATION II

By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

March 9, 2022

By:	/s/ Mr. Joseph Beck
	Name:	M. Joseph Beck
	Title:	Co-Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas D. Hennessy	Chairman of the Board, Co-Chief Executive Officer	March 9, 2022
Thomas D. Hennessy	and President (Co-Principal Executive Officer)

/s/ M. Joseph Beck	Co-Chief Executive Officer, Chief Financial Officer	March 9, 2022
M. Joseph Beck	and Director (Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jack Leeney	Director	March 9, 2022
Jack Leeney

/s/ Courtney Robinson	Director	March 9, 2022
Courtney Robinson

/s/ Margaret Whelan	Director	March 9, 2022
Margaret Whelan

/s/ Gloria Fu	Director	March 9, 2022
Gloria Fu

/s/ Adam Blake	Director	March 9, 2022
Adam Blake