Form 10-Q
period 2022-03-31
PROPTECH INVESTMENT CORP. II
filed 2022-05-09
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPTECH INVESTMENT CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PropTech Investment Corporation II

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$511,451	$947,498
Prepaid expenses	107,926	148,660
Total current assets	619,377	1,096,158
Investments held in Trust Account	230,041,987	230,003,947
Total assets	$230,661,364	$231,100,105

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$-	$1,329
Accrued expenses	40,000	127,000
Franchise tax payable	184,974	134,974
Total current liabilities	224,974	263,303
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	3,250,000	7,423,330
Total liabilities	11,524,974	15,736,633

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; zero non-redeemable shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,864,185)	(14,637,103)
Total stockholders’ deficit	(10,863,610)	(14,636,528)
Total Liabilities and Stockholders’ Deficit	$230,661,364	$231,100,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

PropTech Investment Corporation II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
General and administrative expenses	$343,452	$142,303
Administrative expenses - related party	45,000	45,000
Franchise tax expenses	50,000	50,376
Loss from operations	(438,452)	(237,679)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,173,330	9,116,670
Net gain from investments held in Trust Account	38,040	12,876
Net income	$3,772,918	$8,891,867

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share of Class A common stock	$0.13	$0.31
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share of Class B common stock	$0.13	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022 and March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,750,000	$575	$-	$(14,637,103)	$(14,636,528)
Net income	-	-	-	-	-	3,772,918	3,772,918
Balance - March 31, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(10,864,185)	$(10,863,610)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)
Net income	-	-	-	-	-	8,891,867	8,891,867
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(16,773,526)	$(16,772,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PropTech Investment Corporation II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months ended March 31, 2022	Three Months, ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$3,772,610	$8,891,867
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(38,040)	(12,876)
Change in fair value of derivative warrant liabilities	(4,173,330)	(9,116,670)
Changes in operating assets and liabilities:
Prepaid expenses	40,734	5,928
Accounts payable	(1,329)	1,941
Accrued expenses	(87,000)	(12,196)
Franchise tax payable	50,000	(30,548)
Net cash used in operating activities	(436,047)	(272,554)

Cash Flows from Investing Activities:
Transfer in from Trust Account	-	12,749
Net cash provided by (used in) investing activities	-	12,749

Net decrease in cash	(436,047)	(259,805)

Cash - beginning of the period	947,498	1,834,812
Cash - end of the period	$511,451	$1,575,007

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from August 6, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income on investments from the proceeds derived from the Initial Public Offering.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.5 million in cash, and working capital of approximately $0.6 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

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

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through December 8, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022 and December 31, 2021, the carrying values of prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of investments held in the Trust Account is determined using quoted prices in active markets.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consist of legal, accounting, and underwriting fees, and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged to temporary equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.6 million was included in financing cost related to derivative warrant liabilities in the unaudited condensed statement of operations in 2020 and $12.6 million is included in temporary equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

Net Income Per Common Share

The Company complies with the accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$3,018,335	$754,583
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per common share	$0.13	$0.13

	Three Months Ended
	March 31, 2021
	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$7,113,494	$1,778,373
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per common share	$0.31	$0.31

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

The 7,666,667 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,833,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has a full valuation allowance at March 31, 2022 and December 31, 2021.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note Related Party

On August 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $163,000 under the Note. The Company fully repaid the Note on December 8, 2020 and no longer has access to borrowings under this Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and paid $45,000 for these services. No amounts were due as of March 31, 2022 and December 31, 2021.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Consulting Fee

In October 2020, the Company entered into an agreement with a third party that will provide investor relations services pursuant to which the Company paid a $10,000 initial fee upon execution and agreed to pay a deferred success fee of $50,000 upon the consummation of the initial Business Combination.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 23,000,000 shares were subject to possible redemption at March 31, 2022 and December 31, 2021, and therefore classified outside of permanent equity.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. On August 27, 2020, the Company issued 5,031,250 shares of Class B common stock. On December 3, 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding at March 31, 2022 and December 31, 2021.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$230,041,986	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,993,330	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$1,256,670

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$230,003,947	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$4,523,330	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$2,900,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022. The Company transferred the public warrants from Level 3 to Level 1 during the year ended December 31, 2021.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021. For the three months ended March 31, 2022 and March 31, 2021, the Company recognized a gain in the unaudited condensed statement of operations resulting from a change in the fair value of liabilities of approximately $4.2 million and $9.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	4.4%	10.7%
Stock price	$9.80	$9.80
Expected life of the options to convert	5.00	5.00
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities from inception through March 31, 2022 is summarized as follows:

	Private Warrants	Public Warrants
Derivative warrant liabilities at January 1, 2021	$7,733,337	$11,883,330
Transfer from Level 3	-	(11,883,330)
Change in fair value of derivative warrant liabilities	(3,673,337)	-
Derivative warrant liabilities at March 31, 2021	$4,060,000	$-

Derivative warrant liabilities at December 31, 2021	$2,900,000	$-
Change in fair value of derivative warrant liabilities	(1,643,330)	-
Derivative warrant liabilities at March 31, 2022	$1,256,670	$-

 Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income and dividends on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $3.8 million, which consisted of approximately $4.2 million of a gain from the change in fair value of derivative warrant liabilities, and approximately $38,000 of net gain from investments held in the Trust Account, partially offset by approximately $344,000 of general and administrative expenses, $45,000 of administrative expenses – related party, and approximately $50,000 of franchise tax expenses.

For the three months ended March 31, 2021, we had net income of approximately $8.9 million, which consisted of approximately $9.1 million of a gain from the change in fair value of derivative warrant liabilities, and approximately $13,000 of net gain from investments held in the Trust Account, partially offset by approximately $142,000 of general and administrative expenses, $45,000 of administrative expenses – related party, and approximately $50,000 of franchise tax expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $0.5 million in our operating bank account and working capital of approximately $0.6 million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

In addition, in order to finance transaction costs in connection an intended initial business combination, our sponsor may, but is not obligated to, provide us working capital loans. Up to $1.5 million of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of March 31, 2022, the Company had no working capital loans outstanding.

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

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through December 8, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the filing. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Promissory Note Related Party

On August 6, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was due on the earlier of March 31, 2021 or the completion of the Initial Public Offering. We borrowed $163,000 under the Note. We fully repaid the Note on December 8, 2020 and no longer has access to borrowings under this Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, we had no Working Capital Loans outstanding.

Administrative Support Agreement

We agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to our Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by our Business Combination or our liquidation. For the three months ended March 31, 2022, we incurred approximately $45,000 for these services. No amounts were due as of March 31, 2022 and December 31, 2021.

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

Deferred Consulting Fee

In October 2020, we entered into an agreement with a third party that will provide investor relations services pursuant to which we paid a $10,000 initial fee upon execution and agreed to pay a deferred success fee of $50,000 upon the consummation of the initial Business Combination.

Critical Accounting Policies

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 23,000,000 and 23,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

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

We issued 12,500,000 common stock warrants in connection with our Initial Public Offering (7,666,667) and Private Placement (4,833,333) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended March 31, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. In 2021, we identified and reported a material weakness resulting from the misclassification of our Class A common stock as permanent equity, which was subsequently reclassified by management to temporary equity. Consequently, we designed and implemented remediation measures to address this material weakness and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of December 31, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022, other than as set forth below;

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

PROPTECH INVESTMENT CORPORATION II

Date: May 6, 2022	By:	/s/ Thomas D. Hennessy
		Name:	Thomas D. Hennessy
		Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

	By:	/s/ R. Joseph Beck
		Name:	R. Joseph Beck
		Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)