Form 10-Q
period 2022-06-30
PROPTECH INVESTMENT CORP. II
filed 2022-08-08
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPTECH INVESTMENT CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PropTech Investment Corporation II

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$233,057	$947,498
Prepaid expenses	155,359	148,660
Total current assets	388,416	1,096,158
Investments held in Trust Account	230,090,854	230,003,947
Total assets	$230,479,270	$231,100,105

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$-	$1,329
Accrued expenses	9,601,898	127,000
Franchise tax payable	-	134,974
Total current liabilities	9,601,898	263,303
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	1,250,000	7,423,330
Total liabilities	18,901,898	15,736,633

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share at June 30, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; zero non-redeemable shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(18,423,203)	(14,637,103)
Total stockholders’ deficit	(18,422,628)	(14,636,528)
Total Liabilities and Stockholders’ Deficit	$230,479,270	$231,100,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

PropTech Investment Corporation II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended June 30, 2022	Six Months ended June 30, 2022	Three Months ended June 30, 2021	Six Months ended June 30, 2021
General and administrative expenses	$9,801,110	$10,144,562	$253,428	$395,731
Administrative expenses - related party	45,000	90,000	45,000	90,000
Franchise tax expenses	39,906	89,906	32,300	82,676
Loss from operations	(9,886,016)	(10,324,468)	(330,728)	(568,407)
Other income (expenses)
Change in fair value of derivative warrant liabilities	2,000,000	6,173,330	(2,399,170)	6,717,500
Net gain from investments held in Trust Account	326,998	365,038	7,682	20,558
Net income (loss)	$(7,559,018)	$(3,786,100)	$(2,722,216)	$6,169,651

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share of Class A common stock	$(0.26)	$(0.13)	$(0.09)	$0.21
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.26)	$(0.13)	$(0.09)	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Six Months Ended June 30, 2022 and June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,750,000	$575	$-	$(14,637,103)	$(14,636,528)
Net income	-	-	-	-	-	3,772,918	3,772,918
Balance – March 31, 2022 (unaudited)	-	-	5,750,000	575	-	(10,864,185)	(10,863,610)
Net loss	-	-	-	-	-	(7,559,018)	(7,559,018)
Balance – June 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(18,423,203)	$(18,422,628)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)
Net income	-	-	-	-	-	8,891,867	8,891,867
Balance – March 31, 2021 (unaudited)	-	-	5,750,000	575	-	(16,773,526)	(16,772,951)
Net loss	-	-	-	-	-	(2,722,216)	(2,722,216)
Balance – June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(19,495,742)	$(19,495,167)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PropTech Investment Corporation II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months ended June 30, 2022	Six Months ended June 30, 2021
Cash Flows from Operating Activities:
Net (loss) income	$(3,786,100)	$6,169,651
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(365,038)	(20,558)
Change in fair value of derivative warrant liabilities	(6,173,330)	(6,717,500)
Changes in operating assets and liabilities:
Prepaid expenses	(6,699)	68,850
Accounts payable	(1,329)	(7,864)
Accrued expenses	9,474,899	(12,196)
Franchise tax payable	(134,974)	(30,598)
Net cash used in operating activities	(992,571)	(550,215)

Cash Flows from Investing Activities:
Transfer in from Trust Account	278,130	24,099
Net cash provided by investing activities	278,130	24,099

Net decrease in cash	(714,441)	(526,116)

Cash - beginning of the period	947,498	1,834,812
Cash - end of the period	$233,057	$1,308,696

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period from August 6, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income on investments from the proceeds derived from the Initial Public Offering.

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

Proposed Business Combination

On May 17, 2022, the Company entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with RW National Holdings, LLC, a Delaware limited liability company (the “Renters Warehouse”), and Lake Street Landlords, LLC, a Delaware limited liability company (“Lake Street”), in its capacity as the representative of the Rolling Company Unitholders (as defined in the Business Combination Agreement) (in such capacity, the “Sellers’ Representative”).

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Business Combination Agreement provides that, among other things, and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) Concurrent with the execution of the Business Combination Agreement, the Sponsor, Other Class B Shareholders of the Company (as defined in the Business Combination Agreement), the Company, and Renters Warehouse, among others, have entered into the sponsor letter agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Sponsor Letter Agreement”), pursuant to which, among other things, the Sponsor and each Other Class B Shareholders have agreed to (a) vote all Company shares owned by the Sponsor and each Other Class B Shareholder in favor of the Business Combination Agreement and the contemplated transactions, (b) subject to, and conditioned upon the Effective Time (as defined in the Business Combination Agreement), waive any adjustment to the conversion ratio set forth in the Company’s governing documents or waive any anti-dilution or similar protection with respect to the Company’s shares of Class B common stock, par value $0.0001 (the “Class B Shares”) and (c) subject to, and conditioned upon the closing, terminate certain existing agreements or arrangements, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement;

(ii) Immediately prior to the closing, the Company shall form Appreciate Intermediate Holdings, LLC (“NewCo LLC”) for purposes of consummating the transactions contemplated by the Business Combination Agreement and the related ancillary documents (the “Ancillary Documents”), on the terms and subject to the conditions set forth in the Business Combination Agreement;

(iii) On the closing date, (a) Rolling Company Unitholders will contribute all of their existing Renters Warehouse interests to NewCo LLC in exchange for non-voting Class B Units of NewCo LLC (the “NewCo LLC Class B Units”), (b) the Limited Liability Company Agreement of NewCo LLC (the “Amended and Restated NewCo LLC Agreement”) will be amended and restated in the required form, (c) the Company will contribute the Closing Date Contribution Amount (as defined in the Business Combination Agreement) to NewCo LLC in exchange for Class A Units of NewCo LLC (the “NewCo LLC Class A Units”) and (d) the NewCo LLC unitholders (other than the Company) will receive a number of the Company’s Class B Shares equal to the Transaction Equity Security Amount (as defined in the Business Combination Agreement), on the terms and subject to the conditions set forth in the Business Combination Agreement;

(iv) At closing, the Company, Renters Warehouse, NewCo LLC, certain of the Company unitholders (excluding St. Cloud Capital Partners III SBIC, L.P. (“St. Cloud”)) and Lake Street will enter into an income tax receivable agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Tax Receivable Agreement”);

(v) At the closing, certain Renters Warehouse unitholders will enter into an Investor Rights Agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Investor Rights Agreement”) pursuant to which, among other things, such Renters Warehouse unitholders will agree not to effect any sale or distribution of any equity securities of the Company or NewCo LLC held by any of them during the lock-up period described therein;

(vi) In connection with the transactions contemplated by the Business Combination Agreement, the Company will file a proxy statement (the “Proxy Statement”) relating to the transactions contemplated by the Business Combination Agreement and the Ancillary Documents and it is a condition to the consummation of the transactions contemplated by the Business Combination Agreement that the Company obtain the requisite stockholder approvals; and

(vii) Subject to the terms set forth in the Business Combination Agreement, the Sellers’ Representative will serve as the representative of the Rolling Company Unitholders.

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, that the Company have at least $5,000,001 of net tangible assets immediately after the Closing (the “Net Tangible Assets Condition”). The parties to the Business Combination Agreement have waived the Net Tangible Assets Condition, subject to receipt of the requisite shareholder approval.

As a result of the transactions contemplated by the Business Combination Agreement, among other things:

(i) The Company will hold limited liability company interests in NewCo LLC (“Company Units”) and will be the managing member of NewCo LLC; and

(ii) Renters Warehouse unitholders will hold (i) non-voting NewCo LLC Class B Units that are exchangeable on a one-for-one basis for the Company’s Class A common stock, par value $0.0001 per share (the “Class A Shares”) (subject to surrendering a corresponding number of shares of the Company’s Class B Shares for cancellation) that will be subject to certain conditions as specified in the Amended and Restated NewCo LLC Agreement, and (ii) a number of shares of the Company’s Class B Shares corresponding to the number of non-voting NewCo LLC Class B Units held.

Upon completion of the transactions contemplated by the Business Combination Agreement, the Company will be renamed as Appreciate Holdings, Inc. and will become the managing member of NewCo LLC in an “Up-C” structure. Appreciate Holdings, Inc. will continue Renters Warehouse’s business, operated under the Renters Warehouse name, of making available a tech-enabled full-service property management and residential leasing marketplace company for both individual owners of and institutional investors in single-family rental houses.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.2 million in cash, and working capital of approximately $(9.2) million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to December 8, 2022, it could be forced to wind up its operations and liquidate unless it receives approval from its stockholders to extend such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to December 8, 2022. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. To preserve liquidity, the Company has agreed with most of its third-party business combination advisors to defer cash payments until the closing of the Business Combination.

The preponderance of the current liabilities (approximately $9.6 million) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the date for mandatory liquidation and dissolution as well as liquidity raise substantial doubt about the Company’s ability to continue as a going concern through December 8, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the carrying values of prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of investments held in the Trust Account is determined using quoted prices in active markets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

Net Income (Loss) Per Common Share

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except  per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(6,047,214)	$(1,511,804)	(3,028,880)	(757,220)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per common share	$(0.26)	$(0.26)	$(0.13)	$(0.13)

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(2,177,773)	$(544,443)	4,935,721	1,233,930
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per common share	$(0.09)	$(0.09)	0.21	0.21

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has a full valuation allowance at June 30, 2022 and December 31, 2021.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months and six months ended June 30, 2022 and June 30, 2021, the Company incurred and paid $45,000 and $90,000, respectively, for these services. No amounts were due as of June 30, 2022 and December 31, 2021.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 23,000,000 shares were subject to possible redemption at June 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. On August 27, 2020, the Company issued 5,031,250 shares of Class B common stock. On December 3, 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding at June 30, 2022 and December 31, 2021.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$230,090,854	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$766,670	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$483,330

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2022. The Company transferred the public warrants from Level 3 to Level 1 during the six months ended June 30, 2021.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021. For the three months ended June 30, 2022 and June 30, 2021, the Company recognized a change in the unaudited condensed statement of operations resulting from a change in the fair value of liabilities of approximately $2.0 million and $(2.4) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized a gain in the unaudited condensed statement of operations resulting from a change in the fair value of liabilities of approximately $6.2 million and $6.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Volatility	1.0%	10.7%
Stock price	$9.86	$9.80
Expected life of the options to convert	5.00	5.00
Risk-free rate	3.01%	1.31%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities for the six months ended June 30, 2022 and June 30, 2021 is summarized as follows:

	Private Warrants	Public Warrants
Derivative warrant liabilities at January 1, 2021	$7,733,337	$11,883,330
Transfer from Level 3	-	(11,883,330)
Change in fair value of derivative warrant liabilities	(2,730,837)	-
Derivative warrant liabilities at June 30, 2021	$5,002,500	$-

Derivative warrant liabilities at January 1, 2022	$2,900,000	$-
Change in fair value of derivative warrant liabilities	(2,416,670)	-
Derivative warrant liabilities at June 30, 2022	$483,330	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events other than those listed below that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 13, 2022, the parties to the Business Combination Agreement entered into a conditional waiver of the condition to closing requiring the net tangible assets of the Company to be equal to or greater than $5,000,001 at the closing of the Business Combination.

On July 14, 2022, the Company, Renters Warehouse and the Sellers’ Representative entered into the second amendment to the Business Combination Agreement to, among other things, revise certain provisions relating to a change in control of the combined company following the closing of the Business Combination with respect to the earnout shares under the Business Combination Agreement.

On July 14, 2022, the Company, Renters Warehouse and the Sellers’ Representative entered into the second amendment to the Business Combination Agreement to, among other things, revise certain provisions relating to the treatment of earnout shares of the combined company upon a change of control following the closing of the Business Combination under the Business Combination Agreement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Proposed Business Combination

On May 17, 2022, the Company entered into a business combination agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with RW National Holdings, LLC, a Delaware limited liability company (the “Renters Warehouse”), and Lake Street Landlords, LLC, a Delaware limited liability company (“Lake Street”), in its capacity as the representative of the Rolling Company Unitholders (as defined in the Business Combination Agreement) (in such capacity, the “Sellers’ Representative”).

The Business Combination Agreement provides that, among other things, and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i) Concurrent with the execution of the Business Combination Agreement, the Sponsor, Other Class B Shareholders of the Company (as defined in the Business Combination Agreement), the Company, and Renters Warehouse, among others, have entered into the sponsor letter agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Sponsor Letter Agreement”), pursuant to which, among other things, the Sponsor and each Other Class B Shareholders have agreed to (a) vote all Company shares owned by the Sponsor and each Other Class B Shareholder in favor of the Business Combination Agreement and the contemplated transactions, (b) subject to, and conditioned upon the Effective Time (as defined in the Business Combination Agreement), waive any adjustment to the conversion ratio set forth in the Company’s governing documents or waive any anti-dilution or similar protection with respect to the Company’s shares of Class B common stock, par value $0.0001 (the “Class B Shares”) and (c) subject to, and conditioned upon the closing, terminate certain existing agreements or arrangements, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement;

(ii) Immediately prior to the closing, the Company shall form Appreciate Intermediate Holdings, LLC (“NewCo LLC”) for purposes of consummating the transactions contemplated by the Business Combination Agreement and the related ancillary documents (the “Ancillary Documents”), on the terms and subject to the conditions set forth in the Business Combination Agreement;

(iii) On the closing date, (a) Rolling Company Unitholders will contribute all of their existing Renters Warehouse Interests to NewCo LLC in exchange for non-voting Class B Units of NewCo LLC (the “NewCo LLC Class B Units”), (b) the Limited Liability Agreement of NewCo LLC (the Amended and Restated NewCo LLC Agreement”) will be amended and restated in the required form, (c) the Company will contribute the Closing Date Contribution Amount (as defined in the Business Combination Agreement) to NewCo LLC in exchange for Class A Units of NewCo LLC (the NewCo LLC Class A Units”) and (d) the NewCo LLC unitholders (other than the Company) will receive a number of the Company’s Class B Shares equal to the Transaction Equity Security

Amount (as defined in the Business Combination Agreement), on the terms and subject to the conditions set forth in the Business Combination Agreement;

(iv) At closing, the Company, Renters Warehouse, NewCo LLC, certain of the Company unitholders (excluding St. Cloud Capital Partners III SBIC, L.P. (“St. Cloud”)) and Lake Street will enter into an income tax receivable agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Tax Receivable Agreement”);

(v) At the closing, certain Renters Warehouse unitholders will enter into an Investor Rights Agreement (as the same may be amended, supplemented or otherwise modified from time to time, the “Investor Rights Agreement”) pursuant to which, among other things, such Renters Warehouse unitholders will agree not to effect any sale or distribution of any equity securities of the Company or NewCo LLC held by any of them during the lock-up period described therein;

(vi) In connection with the transactions contemplated by the Business Combination Agreement, the Company will file a proxy statement (the “Proxy Statement”) relating to the transactions contemplated by the Business Combination Agreement and the Ancillary Documents and it is a condition to the consummation of the transactions contemplated by the Business Combination Agreement that the Company obtain the requisite stockholder approvals; and

(vii)Subject to the terms set forth in the Business Combination Agreement, the Sellers’ Representative will serve as the representative of the Rolling Company Unitholders.

As a result of the transactions contemplated by the Business Combination Agreement, among other things:

(i) The Company will hold limited liability company interests in NewCo LLC (“Company Units”) and will be the managing member of NewCo LLC; and

(ii) Renters Warehouse unitholders will hold (i) non-voting NewCo LLC Class B Units that are exchangeable on a one-for-one basis for the Company’s Class A common stock, par value $0.0001 per share (the “Class A Shares”) (subject to surrendering a corresponding number of shares of the Company’s Class B Shares for cancellation) that will be subject to certain conditions as specified in the Amended and Restated NewCo LLC Agreement, and (ii) a number of shares of the Company’s Class B Shares corresponding to the number of non-voting NewCo LLC Class B Units held.

Upon completion of the transactions contemplated by the Business Combination Agreement, the Company will be renamed as Appreciate Holdings, Inc. and will become the managing member of NewCo LLC in an “Up-C” structure. Appreciate Holdings, Inc. will continue Renters Warehouse’s business, operated under the Renters Warehouse name, of making available a tech-enabled full-service property management and residential leasing marketplace company for both individual owners of and institutional investors in single-family rental houses.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income and dividends on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $7.6 million, which consisted of approximately $2.0 million of a gain from the change in fair value of derivative warrant liabilities, and approximately $327,000 of net gain from investments held in the Trust Account, offset by approximately $9.8 million of general and administrative expenses, $45,000 of administrative expenses – related party, and approximately $40,000 of franchise tax expenses.

For the six months ended June 30, 2022, we had a net loss of approximately $3.8 million, which consisted of approximately $6.2 million of a gain from the change in fair value of derivative warrant liabilities, and approximately $365,000 of net gain from investments held in the Trust Account, offset by approximately $10.1 million of general and administrative expenses, $90,000 of administrative expenses – related party, and approximately $90,000 of franchise tax expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $2.7 million, which consisted of approximately $2.4 million of change in fair value of derivative warrant liabilities, and approximately $253,000 of general and administrative expenses, $45,000 of administrative expenses – related party, and approximately $32,000 of franchise tax expenses, partially offset by approximately $8,000 of net gain from investments held in the Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $6.2 million, which consisted of approximately $6.7 million of change in fair value of derivative warrant liabilities, and approximately $21,000 of net gain from investments held in the Trust Account, partially offset by approximately $396,000 of general and administrative expenses, $90,000 of administrative expenses – related party, and approximately $83,000 of franchise tax expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $0.2 million in our operating bank account and working capital of approximately $(9.2) million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

In addition, in order to finance transaction costs in connection an intended initial business combination, our sponsor may, but is not obligated to, provide us working capital loans. Up to $1.5 million of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of June 30, 2022, the Company had no working capital loans outstanding.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to December 8, 2022, it could be forced to wind up its operations and liquidate unless it receives approval from its stockholders to extend such date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to December 8, 2022. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period permitted to complete the Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. To preserve liquidity, the Company has agreed with most of its third-party business combination advisors to defer cash payments until the closing of the Business Combination.

The preponderance of the current liabilities (approximately $9.6 million) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the date for mandatory liquidation and dissolution as well as liquidity raises substantial doubt about the Company’s ability to continue as a going concern through December 8, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, we had no Working Capital Loans outstanding.

Administrative Support Agreement

We agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to our Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by our Business Combination or our liquidation. For the three months and six months ended June 30, 2022, we incurred approximately $45,000 and $90,000, respectively, for these services. No amounts were due as of June 30, 2022 and December 31, 2021.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any Warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement entered into on the effective date of the registration statement for the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements. At the Closing, the Company and the Sponsor will terminate the registration rights agreement and replace it with the Investor Rights Agreement (as defined below).

Investor Rights Agreement

The Company, the Sponsor, the other Founder Holders (as defined therein) and the Sellers (as defined therein) will enter into an investor rights agreement (the “Investor Rights Agreement”) at the Closing, pursuant to which, among other things, (a) each Holder (as defined therein) (excluding St. Cloud Capital Partners III SBIC, L.P.) will agree not to effect any sale or distribution of any common stock of Appreciate held by any of them during the lock-up period described therein and (b) each Holder will be granted certain registration rights with respect to their respective Appreciate Common Stock, in each case, on the terms and subject to the conditions set forth therein.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 23,000,000 and 23,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022, the Company’s Quarterly Report on Form 10-Q filed with the SEC on, May 9, 2022 and the Company’s proxy statement filed with the SEC on July 14, 2022, other than as set forth below:

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, our business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such rules may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, our business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of completing our initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of May 17, 2022***
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of May 27, 2022*
10.1	Sponsor Letter Agreement, dated as of May 17, 2022***
10.2	Form of Transaction Support Agreement***
10.3	Form of Investor Rights Agreement***
10.4	Form of Tax Receivable Agreement***
10.5	Common Stock Purchase Agreement, dated May 17, 2022***
10.6	Form of Registration Rights Agreement***
31.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

***	Incorporated by reference to the Form 8-K filed by the Company on May 17, 2022.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPTECH INVESTMENT CORPORATION II

Date: August 8, 2022	By:	/s/ Thomas D. Hennessy
		Name:	Thomas D. Hennessy
		Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

	By:	/s/ R. Joseph Beck
		Name:	R. Joseph Beck
		Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)