Form 10-Q
period 2022-09-30
PROPTECH INVESTMENT CORP. II
filed 2022-11-08
CIK 1821075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPTECH INVESTMENT CORPORATION II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PropTech Investment Corporation II

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$56,797	$947,498
Prepaid expenses	107,624	148,660
Total current assets	164,421	1,096,158
Investments held in Trust Account	231,047,192	230,003,947
Total assets	$231,211,613	$231,100,105

Liabilities, Common Stock Subject to Redemption, and Stockholder’s Deficit:
Current liabilities:
Accounts payable	$120,718	$1,329
Accrued expenses	10,153,431	127,000
Income tax payable	65,239	-
Related party promissory note	75,000	-
Franchise tax payable	-	134,974
Total current liabilities	10,414,388	263,303
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	2,000,000	7,423,330
Total liabilities	20,464,388	15,736,633

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	230,967,515	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; zero non-redeemable shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(20,220,865)	(14,637,103)
Total stockholders’ deficit	(20,220,290)	(14,636,528)
Total Liabilities, Common Stock Subject to Redemption, and Stockholder’s Deficit	$231,211,613	$231,100,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

PropTech Investment Corporation II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended September 30, 2022	Three Months ended September 30, 2021	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
General and administrative expenses	$926,246	$164,742	$11,070,808	$560,473
Administrative expenses - related party	45,000	45,000	135,000	135,000
Franchise tax expenses	80,600	16,175	170,506	98,851
Loss from operations	(1,051,846)	(225,917)	(11,376,314)	(794,324)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(750,000)	2,177,500	5,423,330	8,895,000
Interest from investments held in Trust Account	1,036,938	2,960	1,401,976	23,518
Income (Loss) before provision for income taxes	(764,908)	1,954,543	(4,551,008)	8,124,194
Provision for income taxes	65,239	-	65,239	-
Net income (loss)	$(830,147)	$1,954,543	$(4,616,247)	$8,124,194

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income (loss) per share of Class A common stock	$(0.03)	$0.07	$(0.16)	$0.28
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share of Class B common stock	$(0.03)	$0.07	$(0.16)	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022 and 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	5,750,000	$575	$-	$(14,637,103)	$(14,636,528)
Net income	-	-	-	-	-	3,772,918	3,772,918
Balance – March 31, 2022 (unaudited)	-	-	5,750,000	575	-	(10,864,185)	(10,863,610)
Net loss	-	-	-	-	-	(7,559,018)	(7,559,018)
Balance – June 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(18,423,203)	$(18,422,628)
Net loss	-	-	-	-	-	(830,147)	(830,147)
Accretion of common stock to redemption value	-	-	-	-	-	(967,515)	(967,515)
Balance – September 30, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(20,220,865)	$(20,220,290)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	-	$-	5,750,000	$575	$-	$(25,665,393)	$(25,664,818)
Net income	-	-	-	-	-	8,891,867	8,891,867
Balance – March 31, 2021 (unaudited)	-	-	5,750,000	575	-	(16,773,526)	(16,772,951)
Net loss	-	-	-	-	-	(2,722,216)	(2,722,216)
Balance – June 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(19,495,742)	$(19,495,167)
Net income	-	-	-	-	-	1,954,543	1,954,543
Balance – September 30, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(17,541,199)	$(17,540,624)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PropTech Investment Corporation II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(4,616,247)	$8,124,194
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest from investments held in Trust Account	(1,401,976)	(23,518)
Change in fair value of derivative warrant liabilities	(5,423,330)	(8,895,000)
Changes in operating assets and liabilities:
Prepaid expenses	41,036	127,469
Accounts payable	119,389	(8,527)
Accrued expenses	10,020,432	(12,196)
Income tax payable	65,239	-
Franchise tax payable	(134,974)	(30,598)
Net cash used in operating activities	(1,324,431)	(718,176)

Cash Flows from Investing Activities:
Withdraw from Trust Account to pay Franchise Tax	358,730	24,098
Net cash provided by investing activities	358,730	24,098

Cash Flows from Financing Activities:
Proceeds from related party promissory note	75,000	-
Net cash provided by financing activities	75,000	-

Net decrease in cash	(890,701)	(694,077)

Cash - beginning of the period	947,498	1,834,812
Cash - end of the period	$56,797	$1,140,735

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from August 6, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income on investments from the proceeds derived from the Initial Public Offering.

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

(iii) On the closing date, (a) Rolling Company Unitholders will contribute all of their existing Renters Warehouse interests to NewCo LLC in exchange for non-voting Class B Units of NewCo LLC (the “NewCo LLC Class B Units”) or for cash, as applicable, (b) the Limited Liability Company Agreement of NewCo LLC (the “Amended and Restated NewCo LLC Agreement”) will be amended and restated in the required form, (c) the Company will contribute the Closing Date Contribution Amount (as defined in the Business Combination Agreement) to NewCo LLC in exchange for Class A Units of NewCo LLC (the “NewCo LLC Class A Units”) and (d) the NewCo LLC unitholders (other than the Company) will receive a number of the Company’s Class B Shares equal to the Transaction Equity Security Amount (as defined in the Business Combination Agreement), on the terms and subject to the conditions set forth in the Business Combination Agreement;

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

On October 28, 2022, the Company filed with the SEC and commenced mailing to its stockholders a definitive proxy statement for a special meeting of its stockholders to consider and approve the proposed business combination and certain related proposals as set forth in the definitive proxy statement. The special meeting will be held on November 18, 2022, at 11:00 a.m., Eastern Time, via a virtual meeting.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 9, 2022.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.1 million in cash, and a working capital deficit of approximately $(10.1) million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of $163,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 8, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the Initial Public Offering, the sale of the Private Placement Warrants held outside of the Trust Account and loan proceeds of $75,000 under the 2022 Note (as defined in Note 4).

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

The preponderance of the current liabilities (approximately $10.4 million) results from amounts accrued as payable to professional service firms who indicated their intention to accept deferred payment terms, or success fees, that are payable at the closing of the proposed Business Combination. As a result, the Company believes, but cannot assure, that it has the liquidity to complete a Business Combination.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the date for mandatory liquidation and dissolution as well as its liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern through December 8, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statements & subsequent pages of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2022 and December 31, 2021, the carrying values of prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities and are recognized at fair value.  The fair value of investments held in the Trust Account is determined using quoted prices in active markets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

At September 30, 2022 and December 31, 2021, the common stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(9,813,330)
Common stock issuance costs	(12,616,120)
Plus:
Accretion of carrying value to redemption value	22,429,450
Common stock subject to possible redemption, December 31, 2021	230,000,000
Plus:
Accretion of carrying value to redemption value	967,515
Common stock subject to possible redemption, September 30, 2022	$230,967,515

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

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except  per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(664,118)	$(166,029)	$(3,692,998)	$(923,249)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.16)	$(0.16)

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted insert net income per common share
Numerator:
Allocation of net income, as adjusted	$1,563,634	$390,909	$6,499,355	$1,624,839
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per common share	$0.07	$0.07	$0.28	$0.28

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

The 7,666,667 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,833,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each unaudited condensed balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the Private Placement Warrants continue to be determined using Level 3 inputs, while the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021 (See Note 8).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has a full valuation allowance at September 30, 2022 and December 31, 2021.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was (437.60)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (1.43%) and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021 due to the valuation allowance on the deferred tax assets.

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

On September 8, 2022, our Sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “2022 Note”). This loan is non-interest bearing and is due upon the completion of the Business Combination. The Company borrowed $75,000 under the 2022 Note which remains outstanding at September 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

The Company agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months and nine months ended September 30, 2022 and September 30, 2021, the Company incurred and paid $45,000 and $135,000, respectively, for these services. No amounts were due as of September 30, 2022 and December 31, 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.”

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company had 7,666,667 and 4,833,333 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding. Of the outstanding shares of Class A common stock, 23,000,000 shares were subject to possible redemption at September 30, 2022 and December 31, 2021, and therefore classified outside of permanent equity.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B, $0.0001 par value common stock. On August 27, 2020, the Company issued 5,031,250 shares of Class B common stock. On December 3, 2020, the Company effected a stock dividend of approximately 0.143 shares for each share of Class B common stock outstanding, resulting in an aggregate of 5,750,000 shares of Class B common stock outstanding at September 30, 2022 and December 31, 2021.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$231,047,192	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$1,266,670	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$733,330

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2022. The Company transferred the public warrants from Level 3 to Level 1 during the nine months ended September 30, 2021.

PROPTECH INVESTMENT CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of the Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 25, 2021. For the three months ended September 30, 2022 and September 30, 2021, the Company recognized a change in the unaudited condensed statements of operations resulting from a change in the fair value of liabilities of approximately $(0.8) million and $2.2 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and September 30, 2021, the Company recognized a gain in the unaudited condensed statement of operations resulting from a change in the fair value of liabilities of approximately $5.4 million and $8.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Volatility	2.4%	10.7%
Stock price	$9.95	$9.80
Expected life of the options to convert	3.81	5.00
Risk-free rate	4.17%	1.31%
Dividend yield	0.0%	0.0%

The change in the fair value of the Level 3 derivative warrant liabilities for the nine months ended September 30, 2022 and September 30, 2021 is summarized as follows:

	Private Warrants	Public Warrants
Derivative warrant liabilities at January 1, 2021	$7,733,337	$11,883,330
Transfer from Level 3	-	(11,883,330)
Change in fair value of derivative warrant liabilities	(3,528,337)	-
Derivative warrant liabilities at September 30, 2021	$4,205,000	$-

Derivative warrant liabilities at January 1, 2022	$2,900,000	$-
Change in fair value of derivative warrant liabilities	(2,126,670)	-
Derivative warrant liabilities at September 30, 2022	$773,330	$-

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

(iii) On the closing date, (a) Rolling Company Unitholders will contribute all of their existing Renters Warehouse Interests to NewCo LLC in exchange for non-voting Class B Units of NewCo LLC (the “NewCo LLC Class B Units”) or for cash, as applicable, (b) the Limited Liability Agreement of NewCo LLC (the Amended and Restated NewCo LLC Agreement”) will be amended and restated in the required form, (c) the Company will contribute the Closing Date Contribution Amount (as defined in the Business Combination Agreement) to NewCo LLC in exchange for Class A Units of NewCo LLC (the NewCo LLC Class A Units”) and (d) the NewCo LLC unitholders (other than the Company) will receive a number of the Company’s Class B Shares equal to the Transaction Equity Security Amount (as defined in the Business Combination Agreement), on the terms and subject to the conditions set forth in the Business Combination Agreement;

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation, our initial public offering, and since the closing of our initial public offering, a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial business combination. We generate non-operating income in the form of interest income and dividends on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of approximately $0.8 million, which consisted of approximately $1.0 million of net gain from investments held in the Trust Account, offset by approximately $0.8 million of a loss from the change in fair value of derivative warrant liabilities, approximately $0.9 million of general and administrative expenses, $45,000 of administrative expenses – related party, approximately $80,000 of franchise tax expenses, and approximately $65,000 of income tax expense.

For the nine months ended September 30, 2022, we had a net loss of approximately $4.6 million, which consisted of approximately $5.4 million of a gain from the change in fair value of derivative warrant liabilities, and approximately $1.4 million of net gain from investments held in the Trust Account, offset by approximately $11.1 million of general and administrative expenses, $135,000 of administrative expenses – related party, approximately $170,000 of franchise tax expenses, , and approximately $65,000 of income tax expense.

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

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $0.1 million in our operating bank account and working capital of approximately $(10.3) million (not taking into account tax obligations that may be paid using the interest income earned from investments in the Trust Account).

In addition, in order to finance transaction costs in connection an intended initial business combination, our sponsor may, but is not obligated to, provide us working capital loans. Up to $1.5 million of such working capital loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of September 30, 2022, the Company had no working capital loans outstanding.

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

On September 8, 2022, our Sponsor agreed to loan us an aggregate of up to $250,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “2022 Note”). This loan is non-interest bearing and is due upon the completion of the Business Combination. We borrowed $75,000 under the 2022 Note which remains outstanding at September 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of notes may be converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $1.50 per Warrant. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, we had no Working Capital Loans outstanding.

Administrative Support Agreement

We agreed to pay $15,000 a month for office space, utilities, and secretarial and administrative support to our Sponsor. Services commenced on the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by our Business Combination or our liquidation. For the three months and nine months ended September 30, 2022, we incurred approximately $45,000 and $135,000, respectively, for these services. No amounts were due as of September 30, 2022 and December 31, 2021.

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

Critical Accounting Policies

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 23,000,000 and 23,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the unaudited condensed balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022, the Company’s Quarterly Report on Form 10-Q filed with the SEC on, August 8, 2022 and the Company’s proxy statement initially filed with the SEC on July14, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of May 17, 2022***
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of May 27, 2022*
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of July 14, 2022*
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of September 7, 2022*
2.5	Amendment No. 4 to the Business Combination Agreement, dated as of October 15, 2022*
10.1	Sponsor Letter Agreement, dated as of May 17, 2022***
10.2	Form of Transaction Support Agreement***
10.3	Form of Investor Rights Agreement***
10.4	Form of Tax Receivable Agreement***
10.5	Common Stock Purchase Agreement, dated May 17, 2022***
10.6	Form of Registration Rights Agreement***
31.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Co-Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Co-Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

***	Incorporated by reference to the Form 8-K filed by the Company on May 17, 2022.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPTECH INVESTMENT CORPORATION II

Date: November 8, 2022	By:	/s/ Thomas D. Hennessy
		Name:	Thomas D. Hennessy
		Title:	Co-Chief Executive Officer and President (Co-Principal Executive Officer)

	By:	/s/ R. Joseph Beck
		Name:	R. Joseph Beck
		Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)